Form 10KSB40
period 1998-09-30
GOLDEN CHIEF RESOURCES INC
filed 1999-08-13
CIK 752391

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-KSB

               Annual Report Under Section 13 or 15 (d) of
                    the Securities Exchange Act of 1934


               For the fiscal year ended September 30, 1998

                      Commission file number: 0-12809

                       GOLDEN CHIEF RESOURCES, INC.
              (Name of small business issuer in its charter)

     State of Kansas                                        48-0846635
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification #)

106 S. Parkdale, Wichita, KS                                67209
(Address of principal executive offices)                  (Zip code)

Issuer's telephone number:   (316) 722-3442

Securities registered under Section 12 (g) of the Exchange Act:    Common
stock, no par value

The issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [  ]        No   [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year  - $0.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 1998, was zero ($0) since the stock was not trading. The number of shares outstanding of the registrant's common stock on September 30, 1998, was 48,158,050 shares. On August 3, 1999, the Company had 64,465,890 shares outstanding.

                                  PART I


Item 1.   Description of Business

(a)  Business Development

Golden Chief Resources, Inc. (the "Company") was incorporated in the State of Kansas on November 16, 1976, under the name of Art's Antique Autos, Ltd. The Company remained dormant for several years and had no appreciable assets or revenues until 1981. On August 14, 1981, the name of the corporation was changed to Golden Chief Resources, Inc. During September, 1981, the Company entered into concurrent transactions wherein the Company issued stock to two groups in exchange for assets including cash, notes receivable, and working interests in oil and gas leases. The Company also acquired interests in several mining leases and acquired commercial real estate which was used for the Company's offices with extra space leased out to related parties.

Management abandoned the mining project since it did not result in the production of sufficient quantities of minerals and sold fifty percent of the investment in 1982. With the downturn of the real estate and oil and gas economies during the mid 1980's, the Company was forced to sell, close or abandon all of its oil and gas leases. The related companies which operated oil and gas leases also failed during this period and discontinued operations. The mortgagor on the Company's commercial real estate foreclosed on the property to satisfy the outstanding mortgage.

This series of transactions resulted in substantial losses of income and operating assets. Management decided to discontinue any further business operations and completed the liquidation of the few remaining assets during 1986. The Company has not operated since that time.

Currently the Company is initiating a new phase. Management has recently filed the necessary documents with the State of Kansas to reinstate its existence. Effective August 25, 1998, the Company's status with the State of Kansas was reinstated and the Company is currently in good standing and authorized to engage in business as a Kansas corporation.

The Company is re-emerging as a development stage enterprise. The Company will continue to be in a development stage until it has begun significant operations and is generating significant revenues. The process of reinitializing the Company will include identifying, evaluating, structuring and completing a merger with or acquisition of a privately owned entity.

During its fiscal year ended September 30, 1998, the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. The Company does not anticipate involvement or participation in any of the above proceedings, excepting a possible merger or consolidation.

(b)  Business of Issuer

As previously discussed, the Company currently has no business. Management is actively searching for possible merger or acquisition partners.
Meetings have been held with some interested parties, but no deals have been consummated as of the date of this report. Management plans to continue to pursue these opportunities.

The past business of the Company was carried on by Arthur Sykes, Jr., Donald D. Roehrman, and Jereta Sykes, and this management team is currently in place to search for possible merger or acquisition partners as mentioned above. The Company had no employees as of September 30, 1998.

Item 2.  Description of Property

As of September 30, 1998, the Company had no assets.

Item 3.  Legal Proceedings

As of August 3, 1999, there were no legal proceedings to which the Company was a party, and no legal litigation is known to be pending.

Item 4.  Submission of Matters to a Vote of Securities Holders

A special meeting of shareholders was held on September 19, 1998 where a proposal to approve an increase in authorized shares to 500,000,000 was approved by a majority vote. No other business came before the meeting.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder  Matters

(a)  Market Information

Currently there is no market for the common stock. There are no outstanding warrants or options to purchase any of the Company's securities.

(b)  Holders

As of August 3, 1999, there were approximately 152 stockholders of record of the Company's common stock. Additional stockholders hold stock in street name; the number of street name holders is not available to the Company.

(c)  Dividends

The Company has not declared or paid dividends in the past, and does not anticipate doing so in the immediate future.

Item 6.  Management's Discussion and Analysis or Plan of Operations

With the downturn of the real estate and oil and gas economies during the mid 1980's, the Company was forced to sell, close or abandon all of its oil and gas leases. The related companies which operated oil and gas leases also failed during this period and discontinued operations. The mortgagor on the Company's commercial real estate foreclosed on the property to
satisfy the outstanding mortgage.   This series of transactions resulted in
substantial losses of income and operating assets. Management decided to discontinue any further business operations and completed the liquidation of the few remaining assets during 1986. The Company has not operated since that time.

Currently the Company is initiating a new phase. Management has recently filed the necessary documents with the State of Kansas to reinstate its existence. Effective August 25, 1998, the Company's status with the State of Kansas was reinstated and the Company is currently in good standing and authorized to engage in business as a Kansas corporation.

While bringing the Company into compliance with the state, management incurred expenses which were reimbursed with the issuance of Company stock. In addition, officers of the Company were paid for past services with stock. A total of 15,941,000 shares of restricted common stock were issued to Arthur Sykes, Jr. and Donald D. Roehrman for past services provided to the Company valued at $1,000 and reimbursement of expenses totaling $594.

Subsequent to the end of the fiscal year, 1,869,600 additional restricted common shares were issued to Arthur Sykes, Jr. and 100,000 were issued to Donald D. Roehrman for additional expenses incurred on behalf of the Company. On November 19, 1998, LSCO Securities, Inc., a company of which Arthur Sykes, Jr. is president and director, purchased 1,819,320 restricted shares for $1,800. These funds were used by the Company to pay for accounting services from a non-related party.

Currently, management is actively searching for possible merger or acquisition partners. This process will include identifying, evaluating, structuring and completing a merger with or acquisition of a privately owned entity. Meetings have been held with some interested parties, but no deals have been consummated as of the date of this report. Management plans to continue to actively pursue these opportunities, and has entered into an agreement with a consultant who is to assist in identifying merger candidates and contract negotiations. While seeking a merger or acquisition candidate, the Company may continue in its non-operating mode for an extended period of time. However, the Company is not in significant danger of dissolution since Management is willing to pay the nominal costs of keeping it in good standing. There is no assurance that the Company will find a suitable merger or acquisition candidate, and if found, there is no assurance that the resulting new company will be successful.

Income Taxes

See Note 3 to the Financial Statements.

Disclosure Regarding Forward-Looking Statements

This Form 10-KSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-KSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-KSB, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Item 7.  Financial Statements

The financial statement information for the Company is set forth immediately following the signature page of this Form 10-KSB. See the Index to Financial Statements on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company changed auditors from A. Leon Prior, CPA, to Robert Early & Company, P.C. The Company had no disagreements on accounting and financial disclosure with the former auditor and has none with the present auditor.

                                 PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

Each of the officers and directors hold office for one year terms. None of the officers or directors have been involved in any material legal proceedings. The following are the officers and directors of the Company as of August 3, 1999:

                                                              Served as
      Name            Age               Position            Director Since
Arthur Sykes, Jr.      71          President and Director         1976
Jereta Sykes           74          Secretary and Director         1998
Donald D. Roehrman     62          Vice President and Director    1981

*Arthur Sykes, Jr. and Jereta Sykes are husband and wife. There are no other family relationships between the officers and directors.

Arthur Sykes, Jr. has been a director of the Company since 1976 and its president since October 1998. He was a securities broker-dealer with LSCO Securities, Inc. (formerly The Larmer-Sykes Co., Inc.) from 1963 through
1989 and served as its president.   He has also served as an officer and/or
director of several other companies over the years including three oil and gas companies - Kit Karson Corporation, Q-West Resources, Inc., Conquest Gas Corporation, a modular housing company - Classic Design, Inc. and an engine rebuilding company - Merge Tech, Inc.. He is currently the president of Five Star Resources, Inc.

Jereta Sykes was elected as secretary/treasurer and a director of the Company in 1998. She has been involved in both public and private
companies since 1988.   She served in the capacity of secretary/treasurer
of Kit Karson Corporation, a publicly traded company on the Electronic Bulletin Board, from 1988 through 1997. She began serving as secretary/treasurer of LSCO Securities, Inc. in 1989 and continues to hold this position. In 1998 she became secretary/treasurer for Five Star Resources, Inc. She has also been a homemaker since 1948.

Donald D. Roehrman was president of the Company for fifteen years and currently serves as its vice president and a director. He spent eighteen years as head of the engineering department of Watkins Inc., and ten years as vice president, director, and securities broker-dealer for LSCO
Securities, Inc.   For the past ten years he has served as the manager of
the architectural products division for Rayer's Bearden Stained Glass Inc. He also holds real estate and insurance licenses in the State of Kansas.

Item 10.  Executive Compensation

In September 1998, the Board approved the issuance of 15,941,000 shares of common stock to its president and secretary for past services provided to the Company valued at $1,000 and reimbursement of expenses totaling $594. No other compensation was paid to officers and directors for the past two fiscal years.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following is certain information regarding the Company's common stock as of August 3, 1999 with respect to (a) security ownership of each person known by the Company to own beneficially more than 5% of the Company's common stock, and (b) security ownership of management.

                   Name and Address       Number of               Percent
Title of Class   of Beneficial Owner     Shares Owned             of Class
Common Stock     Arthur Sykes, Jr.        13,755,100               21.34%
No Par Value     106 S. Parkdale
                 Wichita, KS   67209

Common Stock     Jereta Sykes               3,020,000               4.68%
No Par Value     106 S. Parkdale
                 Wichita, KS   67209

Common Stock     LSCO Securities, Inc.*     9,138,640              14.18%
No Par Value     106 S. Parkdale
                 Wichita, KS   67209

Common Stock     Donald D. Roehrman         9,106,500              14.13%
No Par Value     801 N. Covington
                 Wichita, KS   67212

All directors and officers
 as a group (3 persons)                    35,020,240              54.33%

*LSCO is controlled by Arthur Sykes, Jr.

Common Stock     Osage Hills Energy Corp.   3,922,714               6.08%
No Par Value     7 Village Circle
                 Westlake, TX   76262

Common Stock     Sierra Leonne Diamond      5,467,186               8.48%
No Par Value     Export Corp.
                 7 Village Circle
                 Westlake, TX   76262

Arthur Sykes, Jr. and Jereta Sykes are husband and wife. There are no other family relationships between the officers and directors.

(c) Changes in Control

No changes in control occurred during 1998, and management is not aware of any present arrangements that would cause a change in control. If a merger or acquisition candidate is found in the future, a change in control would likely take place upon consummation of such transaction.

Item 12. Certain Relationships and Related Transactions

There were no transactions with related parties during the dormant years until 1998. On September 1, 1998, the Company caused the issuance of 3,076,000 restricted common shares to Arthur Sykes, Jr. for expenses incurred in bringing the Company current with its state filings and also issued 2,865,000 shares to Donald D. Roehrman in conjunction with these same expenses. On September 19, 1998, 5,000,000 shares were issued to Arthur Sykes, Jr. and 5,000,000 shares were issued to Donald D. Roehrman for past services. The value of the services was placed at $1,000 and the expenses were $594.

Subsequent to the end of the fiscal year, on October 26, 1998, the Company caused the issuance of 1,869,600 restricted common shares to Arthur Sykes, Jr. for additional expenses incurred on behalf of the Company. Also, on the same date, 100,000 shares were issued to Donald D. Roehrman for expenses he incurred.

On November 19, 1998, LSCO Securities, Inc., a company of which Arthur Sykes, Jr. is president and director, purchased 1,819,320 restricted common shares for $1,800. These funds were used by the Company to pay for accounting services from a non-related party.

Item 13.  Exhibits and Reports on Form 8-K

No reports were filed on Form 8-K.

                                SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GOLDEN CHIEF RESOURCES, INC.



Date:  August 12, 1999                  /s/   ARTHUR SYKES, JR.
                                        By: Arthur Sykes, Jr., President,
                                            Chief Executive Officer,
                                            Principal Accounting Officer, &
                                            Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                    Title                   Date


/s/ ARTHUR SYKES, JR.              Director            August 12, 1999
Arthur Sykes, Jr.


/s/ JERETA SYKES                   Director            August 12, 1999
Jereta Sykes


/s/ DONALD D. ROEHRMAN             Director            August 12, 1999
Donald D. Roehrman

                       GOLDEN CHIEF RESOURCES, INC.
                       INDEX TO FINANCIAL STATEMENTS

                                                            Page

     Independent Auditor's Report                           F-2

     Balance Sheets for the years ended
     September 30, 1998 and 1997                            F-3

     Statements of Operations for the years ended
     September 30, 1998 and 1997                            F-4

     Statements of Changes in Stockholders' Equity
     for the years ended September 30, 1998 and 1997        F-5

     Statements of Cash Flows for the years ended
     September 30, 1998  and 1997                           F-6

     Notes to Financial Statements                          F-7

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Golden Chief Resources, Inc.
Wichita, Kansas

We have audited the accompanying balance sheets of Golden Chief Resources, Inc. (a development stage enterprise) (the "Company") as of September 30, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Chief Resources, Inc. at September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company discontinued previous operations in 1986 and is in the process of re-emerging from dormancy. At the date of these financial statements, the Company had no assets or liabilities and is reliant on the infusion of capital or the completion of a merger. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Robert Early & Company, P.C.
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

May 27, 1999

PAGE
                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                                Balance Sheets

                                                          September 30,
                                                       1998         1997
                                                    ----------   ----------


ASSETS


Assets:

TOTAL ASSETS                                        $       -    $       -
                                                    ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
           Total Liabilities                        $       -    $       -



Stockholders' Equity:
   Common stock, no par value (500,000,000
   shares authorized, 48,158,050 and
   32,217,050 outstanding)                             996,234      994,640
Accumulated deficit                                   (996,234)    (994,640)
                                                    ----------   ----------
            Total Stockholders' Equity                      -            -
                                                    ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $       -    $       -
                                                    ==========   ==========


See accompanying notes to consolidated financial statements.
                                     F-3

PAGE
                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                           Statement of Operations


                                                     Years Ended September 30,
                                                     1998            1997
                                                  -----------    -----------
Revenues                                          $        -     $        -

Operating Expenses:
  Directors and officers compensation                   1,000             -
  Transfer fees                                           239             -
  Filing fee                                              355             -
                                                  -----------    -----------
     Total Operating Expenses                           1,594             -
                                                  -----------    -----------

Income from Operations                                 (1,594)            -

  Income taxes                                             -              -
                                                  -----------    -----------

Net Income                                        $    (1,594)   $        -
                                                  ===========    ===========

Earnings per Share                                $     (0.00)   $        -
                                                  ===========    ===========

Weighted Average Shares Outstanding                32,990,445     32,217,050
                                                  ===========    ===========


See accompanying notes to consolidated financial statements.
                                     F-4

PAGE

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                      Statement of Stockholders' Equity
               For the Years Ended September 30, 1998 and 1997
                                                                                Deficit
                                                                               Accumulated
                                                                                During the
                                             Common Stock         Accumulated  Development
                                Date      Shares       Amount       Deficit      Stage
                               ------   -----------   ---------   ---------    -----------
Balances, 10/1/97                        32,217,050   $ 994,640   $(994,640)   $        -

Net income/(loss)                                -           -           -              -
                                        -----------   ---------   ---------    -----------
Balances, 9/30/97                        32,217,050     994,640    (994,640)            -

Shares authorized for
 issuance for services
 and expenses                   09/98    15,941,000       1,594          -              -

Net income/(loss)                                -           -           -          (1,594)
                                        -----------   ---------   ---------    -----------
Balances, 9/30/98                        48,158,050   $ 996,234   $(994,640)   $    (1,594)
                                        ===========   =========   =========    ===========

See accompanying notes to consolidated financial statements.
                                     F-5

PAGE
                   Golden Chief Resources, Inc.
                 (A Development Stage Enterprise)

                     Statement of Cash Flows
                   Increase/(Decrease) in Cash

                                                 Years Ended September 30,
                                                  1998             1997
                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                   $   (1,594)    $       -
   Adjustments to reconcile net income/
     (loss) to net cash provided by
     operations:

     Services and expenses purchased
     with stock                                      1,594             -
                                                ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES               -              -

CASH FLOWS FROM INVESTING ACTIVITIES:
      None


CASH FLOWS FROM FINANCING ACTIVITIES:
      None

                                                ----------     ----------
 Increase/(decrease) in cash for period                 -              -

      Cash, Beginning of period                         -              -
                                                ----------     ----------
      Cash, End of period                       $       -      $       -
                                                ==========     ==========


Supplemental Disclosures:

Cash payments for:
  Interest                                      $       -      $       -
  Income taxes                                          -              -



See accompanying notes to consolidated financial statements.
                                     F-6

PAGE
                   Golden Chief Resources, Inc.
                 (A Development Stage Enterprise)

                  Notes to Financial Statements
              Years Ended September 30, 1998 and 1997


GENERAL INFORMATION

The Company was incorporated as Arts Antique Autos, Ltd. in November 1976 in the Kansas. Prior to September 1981 the Company was engaged only in minor investment activities. In 1981 the Company entered into transactions which resulted in the acquisition of oil and gas leases. The Company also made substantial investments in two companies, as a major stockholder, which operated oil and gas leases. Also during 1981 the Company acquired interests in several mining leases in Arizona and acquired commercial real estate which was used for the Company's offices with extra space leased out to related parties.

In 1982, the Company sold back fifty percent of the investment in the mining operating pursuant to a previous agreement of the parties. Efforts on the mining project did not result in production of sufficient quantities of minerals to allow the project to continue and management determined that it was in the best interest of the Company to abandon the project.

During the mid 1980's the real estate and oil and gas economies experienced sever economic downturns due to various economic and political factors. These factors forced the Company to sell, close or abandon all of it's oil and gas leases. The related companies which operated oil and gas leases also failed during this period and discontinued operations. The mortgagor on the Company's commercial real estate foreclosed on the property to satisfy the outstanding mortgage.

This series of transactions resulted in substantial losses of income and operating assets. Management decided to discontinue any further business operations and completed the liquidation of the few remaining assets during 1986. The Company has not operated since that time.

Management allowed the Company's existence and authority to engage in business to be forfeited with the State of Kansas when operations ceased. Management has recently filed the necessary documents with the Kansas Secretary of State's office to reinstate its existence and authority with the State of Kansas. Effective August 25, 1998 the Company's status with the State of Kansas was reinstated and is currently in good standing and is authorized to engage in business as a Kansas corporation.

PAGE

DEVELOPMENT STAGE ENTERPRISE. Due to the loss of assets and operations in 1986, the Company's current activity is the initiation of a new phase. As a result, the Company is re-emerging as a development stage enterprise. The Company will continue to be a development stage until it has begun significant operations and is generating significant revenues.

Generally accepted accounting principles require financial statements to include separate columns presenting cumulative financial statement information. These columns have been omitted in these financial statements where they would contain no data different from that already presented.


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES. Deferred tax liabilities and assets result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company records and adjusts any deferred tax asset valuation based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

EARNINGS PER SHARE. Accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share excludes dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings of the entity on an as if converted basis. This is done by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potential dilutive securities. The Company had no dilutive securities during 1998 or 1997.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows. The Company had no cash equivalents at September 30, 1998 or 1997.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PAGE
NOTE 2:   STOCK TRANSACTIONS

In September 1998, the Board of Directors (the Board) increased the number of authorized shares of no par common stock of the Company from 50,000,000 to 500,000,000. This action was taken with regard to recent merger or acquisition inquiries as discussed at Note 4.

During September 1998, the Board approved the issuance of 15,941,000 shares of common stock to its President and Secretary for past services provided to the Company valued at $1,000 and reimbursement of expenses totaling $594.


NOTE 3:   INCOME TAXES

During its operations and the liquidation of its assets in 1986, the Company incurred net operating losses and generated investment tax credits which might provide benefits in reducing future tax liabilities. The losses were available to offset taxable income and the credits were available to offset regular income tax liability for a period of fifteen years after they were incurred. Although the amount of net operating losses and tax credits which have not expired has not been determined by management, it is believed that substantial losses may still be available to offset taxable income and income taxes generated through the fiscal year ending September 30, 2001. However, any significant change in ownership of the Company due to merger or other capital infusion would function to limit the Company's ability to utilize these deferred tax assets. Management has determined that any future utilization of these losses would, in all likelihood, be immaterial and that the cost of determining actual amounts at this time would be cost prohibitive. Additionally, since utilization of these deferred tax assets is not foreseeable, any value which might be attributable to them would be offset by a valuation allowance.


NOTE 4:   SUBSEQUENT EVENTS AND CURRENT ACTIVITIES

The Company has received inquires from several privately held companies regarding a possible merger or acquisition. Management has held meetings and discussions with some of these companies, but no proposals or deals have been consummated as of the date of this report. Management plans to continue to pursue these opportunities vigorously and has entered into an agreement with a consultant who is to assist in identifying merger candidates and contract negotiations.

Subsequent to September 30, 1998, the Company has issued 5,538,920 shares of common stock in payment of cash expenses incurred by its officers. These expenses include accounting fees, transfer agent fees, filing fees, etc. In addition, the Company has issued 300,000 shares to a mergers and management consultant for services to be provided, 8,113,920 shares were exchanged for the stock of another publicly traded entity, and 530,000 shares have been issued for cash.

PAGE


NOTE 5:   GOING CONCERN

As discussed in the General Information regarding the Development Stage Enterprise, the Company has not had operations since 1986 and had no assets at the financial statement date. Subsequent activities since the financial statement date have not included revenue generating operations or acquisition of operating assets. While the Company could continue in this non-operating mode for an extended period of time, Management anticipates that the Company will be acquired in a reverse merger by an entity seeking to go public. In the alternative, a third party or group may be interested in providing capital for a new business. As stated in
Note 4, Management has received inquiries and seen interest in one or both of these possibilities. Should neither of these occur, the Company is not in significant danger of dissolution as long as the officers and directors are willing to pay the nominal costs of keeping it in good standing. However, without a merger partner or some significant capital infusion, the Company is not currently in a position to be considered an operating unit.