Form 10QSB
period 1998-12-31
GOLDEN CHIEF RESOURCES INC
filed 1999-08-20
CIK 752391

                   U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended DECEMBER 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     Commission file number 0-12809

                         GOLDEN CHIEF RESOURCES, INC.
   (Exact name of small business issuer as specified in its charter)

     State of Kansas                                        48-0846635
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            I. D. Number)

    106 S. Parkdale, Wichita, KS                                67209
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code: (316) 722-3442

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.         Yes [ ]     No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        There were 62,690,890 shares of common stock, No Par Value, outstanding as of June 30, 1999.

Transitional Small Business Disclosure Format (check one);  Yes [ ]  No [X]

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Golden Chief Resources, Inc.
Wichita, Kansas

We have reviewed the accompanying balance sheet of Golden Chief Resources, Inc. (a development stage enterprise) (the "Company") as of December 31, 1998, and the related statements of operations, stockholders equity, and cash flows for the three months ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 1998, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated May 27, 1999, we expressed an opinion on those financial statements which was qualified based on the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 1998 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the selected information for financial statements, the Company discontinued previous operations in 1986 and is in the process of re-emerging from dormancy. At the date of these financial statements, the Company had limited assets and is reliant on the infusion of capital or the completion of a merger. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

July 1, 1999

                      Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

                             Balance Sheets

                                                  December 31,   September 30,
                                                     1998           1998
                                                  ------------   ------------
                                                  (Unaudited)



                                 ASSETS


Current Assets:
         Marketable securities                    $      7,200   $         -
                                                  ------------   ------------
            TOTAL ASSETS                          $      7,200   $         -
                                                  ============   ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
         Total Liabilities                        $         -    $         -



Stockholders' Equity:
  Common stock, no par value
   (500,000,000 shares authorized,
   61,066,290 and 48,158,050 outstanding)            1,005,929        996,234
  Accumulated deficit                                 (994,640)      (994,640)
  Deficit accumulated during the
  development stage                                     (4,089)        (1,594)
                                                  ------------   ------------
Total Stockholders' Equity                               7,200             -
                                                  ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $      7,200   $         -
                                                  ============   ============

See accompanying selected information.

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                           Statement of Operations
                    For Three Months and Cumulative Period
                       Ended December 31, 1998 and 1997
                              (Unaudited)


                                         Cumulative
                                         During the
                                         Development
                                            Stage       1998         1997
                                         -----------  ----------  -----------
Revenues                                 $        -   $       -   $        -

Operating Expenses:
  Directors and officers
   compensation                                1,300         300           -
  Professional fees                            1,800       1,800           -
  Transfer fees                                  613         374           -
  Filing fees and other                          376          21           -
                                         -----------  ----------  -----------
     Total Operating Expenses                  4,089       2,495           -
                                         -----------  ----------  -----------

Income from Operations                        (4,089)     (2,495)          -

Income taxes                                      -           -            -
                                         -----------  ----------  -----------

Net Income                               $    (4,089) $   (2,495) $        -
                                         ===========  ==========  ===========


Earnings per Share                       $     (0.00) $    (0.00) $        =
                                         ===========  ==========  ===========

Weighted Average Shares Outstanding       49,244,640  51,728.757   32,217,050
                                         ===========  ==========  ===========
See accompanying selected information.

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                      Statement of Stockholders' Equity
                     For the Three Months and Cumulative
                        Period Ended December 31, 1998
                                 (Unaudited)

                                                                                 Deficit
                                                                               Accumulated
                                                                               During the
                                            Common Stock         Accumulated   Development
                               Date     Shares          Amount     Deficit       Stage
                              ------  ----------   -----------   ----------    -----------
Balances, 09/30/97                    32,217,050   $   994,640   $ (994,640)   $      -

Shares authorized for
 issuance for services
 & expenses                   09/98   15,941,000         1,594           -            -

Net income/(loss)                             -             -            -        (1,594)
                                      ----------   -----------   ----------    ---------
Balances, 09/30/98                    48,158,050       996,234     (994,640)      (1,594)

Shares issued for:
  Expenses                    10/98    3,569,600           357           -            -
  Accounting fees             11/98    1,819,320         1,819           -            -
  Consulting services         11/98      300,000           300           -            -
 Investment in
  securities                  12/98    7,219,320         7,219           -            -

Net income/(loss)                             -             -            -        (2,495)
                                      ----------   -----------   ----------    ---------
Balances, 12/31/98                    61,066,290   $ 1,005,929   $ (994,640)   $  (4,089)
                                      ==========   ===========   ==========    =========

See accompanying selected information.

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                           Statement of Cash Flows
                        Increases/(Decreases) in Cash
                  For the Three Months and Cumulative Period
                       Ended December 31, 1998 and 1997
                                 (Unaudited)

                                           Cumulative
                                           During the
                                           Development
                                              Stage         1998       1997
                                           -----------   --------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                $    (4,089)  $ (2,495)  $       -
 Adjustments to reconcile net
 income/(loss) to net cash provided
 by operations:

  Services and expenses purchased
  with stock                                     4,089      2,495           -
                                           -----------   --------   ----------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                          -          -            -
                                           -----------   --------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   None


CASH FLOWS FROM FINANCING ACTIVITIES:
   None

Increase/(decrease) in cash for period              -          -            -

   Cash, Beginning of period                        -          -            -
                                           -----------   --------   ----------

   Cash, End of period                     $        -    $     -    $       -
                                           ===========   ========   ==========


Supplemental Disclosures:

 Cash payments for:
   Interest                                $        -    $     -    $       -
   Income taxes                                     -          -            -


See accompanying selected information.

                       Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

             Selected Information for Financial Statements
              Three Months Ended December 31, 1998 and 1997



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B.
They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of
Part 1. Operating results for the three month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

Development Stage Enterprise -- The Company returned to the development stage in August 1998 when its President began the process of reinitializing the Company from its dormant state. This process includes identifying, evaluating, structuring, and completing a merger with or acquisition of a privately owned entity.

Going Concern Issues   The Company has not had operations since 1986 and had
no assets at the financial statement date. Subsequent activities since the financial statement date have not included revenue generating operations or acquisition of operating assets. While the Company could continue in this non-operating mode for an extended period of time, Management anticipates that the Company will be acquired in a reverse merger by an entity seeking to go public. In the alternative, a third party or group may be interested in providing capital for a new business. Management has received inquiries and seen interest in one or both of these possibilities. Should neither of these occur, the Company is not in significant danger of dissolution as long as the officers and directors are willing to pay the nominal costs of keeping it in good standing. However, without a merger partner or some significant capital infusion, the Company is not currently in a position to be considered an operating unit.


NOTE 2:  STOCK TRANSACTIONS

As indicated in the Statement of Stockholders' Equity, the Company has issued shares in payment of various expenses and for the acquisition of a stock investment. The consulting fees were paid to an entity for services to be rendered in locating possible merger candidates and assistance in negotiating a merger agreement. The investment, as presented below, was the acquisition of 30,000 shares of Kit Karson Corporation.

NOTE 3:   INVESTMENTS

In December 1998, the Company acquired 30,000 shares of Kit Karson Corporation. Kit Karson is a bulletin board stock that has traded in the $.20 to $.56 price range in recent months. The Company plans to hold or sell the stock as needed in order to pay costs of restarting the Company. The stock was acquired based on issuance of the Company's common stock at $.001 per share for Kit Karson stock based on the closing price at December 31, 1998.


NOTE 4:   SUBSEQUENT EVENTS AND CURRENT ACTIVITIES

The Company has received inquires from several privately held companies regarding a possible merger or acquisition. Management has held meetings and discussions with some of these companies, but no proposals or deals have been consummated as of the date of this report. Management plans to continue to pursue these opportunities vigorously and has an agreement with a consultant who is to assist in identifying merger candidates and contract negotiations.

Subsequent to December 31, 1998, the Company has issued 150,000 shares of common stock in payment of transfer agent fees, 894,600 shares were exchanged for the stock of another publicly traded entity, and 530,000 shares were issued for cash.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

The quarter ended December 31, 1998 was the first quarter of activity following the initiation of a new funding program that began in September 1998 to revive the Company back into a viable operating entity. The downturn in real estate and oil and gas economies during the mid-1980's caused the Company to sell, close or abandon all of its oil and gas leases. The mortgagor on the Company's commercial real estate foreclosed on the property to satisfy the outstanding mortgage. This series of transactions resulted in substantial losses of income and operating assets. Management decided to discontinue any further business operations and completed the liquidation of the few remaining assets during 1986. The Company remained inactive and did not operate since that time.

The Company initiated a funding campaign to cause the Company to become current in its state filings and engaged compliance and accounting personnel to bring the Company back into a full reporting status with the SEC as well as with other regulatory agencies. The first issuance of stock was on September 1, 1998 for expenses incurred in bringing the Company current with the state
filings in Kansas.   On August 25, 1998 the Company was in good standing and
authorized to engage in business as a Kansas corporation.

Liquidity and Capital Resources:

Prior to September, 1998 several proposals were received to bring the Company back into a viable operating status. These attempts included contacting several companies or being contacted, all of which did not materialize for various reasons.

During September, 1998, the management of the Company began the process of bringing the Company back into compliance. The fiscal year end is September 30; therefore, the first quarter was primarily getting corporate documents and bookkeeping records together for the audit of 1998 and 1997.

The assets as of December 31 were $7,200 consisting primarily of 30,000 shares of Kit Karson Corporation, another publicly held entity. The Company acquired these shares through the issuance of 7,219,320 restricted shares of its common stock. The Company did not have any assets or liabilities on September 30, 1998 or on December 31, 1997.

Management is actively searching for possible merger or acquisition partners. This process will include identifying, evaluating, structuring and completing a merger with or acquisition of a privately owned entity. Meetings have been held with some interested parties, but no deals have been consummated during this quarter. Management plans to continue to actively pursue these opportunities. While seeking a merger or acquisition candidate, the Company may continue in its non-operating mode for an extended period of time. However, the Company is not in significant danger of dissolution since Management is willing to pay the nominal costs of keeping it in good standing.

There can be no assurance that the Company will find a merger or acquisition partner, and should the Company become successful in locating a merger or acquisition candidate, no assurance can be made that the result of the merger etc. will be beneficial for the Company and its shareholders.

Revenues and Expenses:

No comparative analysis of revenues and expenses can be made between the previous quarter and the same period a year ago as there has been no activity until September 30, 1998 when management began bringing the Company back into compliance.

There were no revenues reported during the current quarter. The expenses incurred during the quarter were very nominal, being less than $2,500. These expenses were primarily paid through the issuance of stock. During the quarter ended December 31, 1998, the Company issued 5,388,920 for expenses and accounting fees. Cumulative expenses incurred during the development stage of the Company were $4,089.

The Company reported a loss of $2,495 for the three months ended December 31, 1998.

Management plans to do additional financing for the Company's operations through private placements of the Company's common stock in order to carry the Company forward during the process of locating a merger/acquisition partner.

The Company issued a total of 12,908,240 shares during the quarter increasing the shares outstanding from 48,158,050 on September 30, 1998 to 61,066,290 on December 31, 1998.

No filings were made during the quarter on Form 8-K.

Disclosure Regarding Forward-Looking Statements:

Where this Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act, the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-QSB, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Year 2000:

The Company does not currently own or have any computers in its business or its operations. In the event companies with which the Company does business suffer significant problems within their systems, the Company could incur an adverse impact. However, the Company has no way of anticipating or controlling such failure on the part of its customers.

Recent Accounting Pronouncements:

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers.

Both SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of these standards will have no effect on the Company's financial statements.