Form 10QSB
period 1999-03-31
GOLDEN CHIEF RESOURCES INC
filed 1999-08-20
CIK 752391

                   U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended MARCH 31, 1999


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

We have reviewed the accompanying balance sheet of Golden Chief Resources, Inc. (a development stage enterprise) (the "Company") as of March 31, 1999, and the related statements of operations, stockholders equity, and cash flows for the three and six months ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

July 2, 1999

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                                Balance Sheets

                                                March 31,      September 30,
                                                 1999              1998
                                              (Unaudited)
                                              ----------        ----------


                                    ASSETS


Current Assets:
    Cash                                      $    8,293        $       -
    Marketable securities                         13,416                -
                                              ----------        ----------
      TOTAL ASSETS                            $   21,709        $       -
                                              ==========        ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Total Liabilities                         $     -           $       -
                                              ----------        ----------


Stockholders' Equity:
  Common stock, no par value
   (500,000,000 shares authorized,
   62,290,890 & 48,158,050 outstanding)         1,018,175          996,234
  Accumulated deficit                           (994,640)         (994,640)
  Deficit accumulated during
   the development stage                          (1,826)           (1,594)
                                              ----------        ----------
  Total Stockholders' Equity                      21,709                -
                                              ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   21,709        $       -
                                              ==========        ==========


See accompanying selected information.

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                           Statement of Operations
                For Three and Six Months and Cumulative Period
                        Ended March 31, 1999 and 1998
                                 (Unaudited)

                                      Cumulative
                                      During the
                                      Development      Three  Months            Six   Months
                                        Stage       1999         1998       1999        1998
                                      ---------   ---------   ---------   ---------   ---------

Revenues:
    Miscellaneous income              $     861   $     861   $      -    $     861   $      -
                                      ---------   ---------   ---------   ---------   ---------

Operating Expenses:
    Directors and officers
      compensation                        1,300         -            -          300          -
    Professional fees                     1,800         -            -        1,800          -
    Transfer fees                           915        302           -          676          -
    Filing fees and other                   411         35           -           56          -
                                      ---------   ---------   ---------   ---------   ---------
Total Operating Expenses                  4,426        337           -        2,832          -
                                      ---------   ---------   ---------   ---------   ---------

Income/(Loss) from Operations            (3,565)       524           -       (1,971)         -

Other Income/(Expenses):
    Gain on sale of securities              886        886           -          886          -
    Unrealized gain on secur-
    ities held for trading                  853        853           -          853          -
                                      ---------   ---------   ---------   ---------   ---------

Income/(Loss) before income taxes        (1,826)      2,263          -         (232)         -

    Income taxes                             -           -           -           -           -
                                      ---------   ---------   ---------   ---------   ---------
Net Income/(Loss)                     $  (1,826)  $   2,263   $      -    $    (232)  $      -
                                      =========   =========   =========   =========   =========

Earnings per Share                    $   (0.00)  $  (0.00)   $      -    $  (0.00)   $      -
                                      =========   =========   =========   =========   =========
Weighted Average Shares
  Outstanding                        54,490,512  61,601,583  32,217,050  56,610,924  32,217,050
                                     ==========  ==========  ==========  ==========  ==========


  See accompanying selected information.

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                      Statement of Stockholders' Equity
                       For the Six Months and Cumulative
                         Period Ended March 31, 1999
                                 (Unaudited)

                                                                      Deficit
                                                                    Accumulated
                                                                    During the
                                      Common Stock     Accumulated  Development
                             Date   Shares      Amount     Deficit      Stage
                            -----  ---------- ----------  ---------   ---------
Balances, 09/30/97                 32,217,050  $ 994,640 $ (994,640)  $     -

Shares authorized for
  issuance for services
  and expenses              09/98  15,941,000      1,594         -          -
Net income/(loss) for year                 -          -          -      (1,594)
                                   ---------- ----------  ---------   --------
Balances, 09/30/98                 48,158,050    996,234   (994,640)    (1,594)

Shares issued for:
  Expenses                  10/98   3,569,600        357         -          -
  Accounting fees           11/98   1,819,320      1,819         -          -
  Consulting services       11/98     300,000        300         -          -
  Investment in stocks      12/98   7,219,320      7,219         -          -
  Cash                      01/99     180,000      1,800         -          -
  Investment in stocks      02/99     894,600      8,946         -          -
  Cash                      03/99     150,000      1,500         -          -
Net income/(loss) for
    period                                 -          -          -        (232)
                                   ---------- ----------  ---------   --------
Balances, March 31, 1999           62,290,890 $1,018,175  $(994,640)  $ (1,826)
                                   ========== ==========  =========   ========

  See accompanying selected information.

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                           Statement of Cash Flows
                   For the Six Months and Cumulative Period
                        Ended March 31, 1999 and 1998
                                 (Unaudited)

                                              Cumulative
                                              During the
                                              Development
                                                 Stage      1999       1998
                                              ---------   --------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                $  (1,826)  $   (232)  $      -
    Adjustments to reconcile net income
    /(loss) to net cash provided by
    operations:

     Unrealized gain on securities                 (853)      (853)         -
     Gain on sale of securities                    (886)      (886)         -
     Services and expenses purchased
         with stock                               4,089      2,495          -
                                              ---------   --------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES           524        524          -
                                              ---------   --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sale of securities          8,086      8,086          -
        Purchase of securities                   (3,617)    (3,617)         -
                                              ---------   --------   ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES         4,469      4,469          -
                                              ---------   --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from stock issuance              3,300      3,300          -
                                              ---------   --------   ---------

    Increase/(decrease) in cash for period        8,293      8,293          -

        Cash, Beginning of period                    -          -           -
                                              ---------   --------   ---------

        Cash, End of period                   $   8,293   $  8,293   $      -
                                              =========   ========   =========

Supplemental Disclosures:

    Cash payments for:
        Interest                              $      -    $     -    $      -
        Income taxes                                 -          -           -



  See accompanying selected information.

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                Selected Information for Financial Statements
                   Six Months Ended March 31, 1999 and 1998


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the six month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

Development Stage Enterprise -- The Company returned to the development stage in August 1998 when its President began the process of reinitializing the Company from its dormant state. This process includes identifying, evaluating, structuring, and completing a merger with or acquisition of a privately owned entity.

Going Concern Issues   The Company has not had operations since 1986 and had
limited assets at the financial statement date. Subsequent activities since the financial statement date have not included significant revenue generating operations or acquisition of operating assets. While the Company could continue in this non-operating mode for an extended period of time, Management anticipates that the Company will be acquired in a reverse merger by an entity seeking to go public. In the alternative, a third party or group may be interested in providing capital for a new business. Management has received inquiries and seen interest in one or both of these possibilities. Should neither of these occur, the Company is not in significant danger of dissolution as long as the officers and directors are willing to pay the nominal costs of keeping it in good standing. However, without a merger partner or some significant capital infusion, the Company is not currently in a position to be considered an operating unit.

NOTE 2:  STOCK TRANSACTIONS

As indicated in the Statement of Stockholders' Equity, the Company has issued shares in payment of various expenses and for the acquisition of a stock investment. The consulting fees were paid to an entity for services to be rendered in locating possible merger candidates and assistance in negotiating a merger agreement. The investment, as presented below, was the acquisition of 30,000 and 21,300 shares of Kit Karson Corporation.

In addition, the Company has issued 330,000 shares for cash proceeds of $3,300.


NOTE 3:   INVESTMENTS

In December 1998, the Company acquired 30,000 shares of Kit Karson Corporation. Kit Karson is a bulletin board stock that has traded in the $.20 to $.56 price range in recent months. In February 1999, the Company sold all 30,000 shares and issued stock to acquire another 21,300 shares of Kit Karson. The Company also purchased 6,000 shares of American Technologies Group during March 1999. The Company plans to hold or sell the stock as needed in order to pay costs of restarting the Company. The sale of the Kit Karson shares resulted in a gain of $886.

Accounting rules require that securities held for trading purposes are to adjusted to fair value at the balance sheet date and recognizing the gain or loss in the statement of operations. At March 31, 1999, the securities held exceeded their cost by $853.


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

Subsequent to March 31, 1999, the Company has issued 150,000 shares of common stock in payment of transfer agent fees and 200,000 shares were issued for cash.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

The quarter ended March 31, 1999 was a quarter of accomplishments as the accounting was brought current and a compliance consultant was engaged to assist the Company in getting an auditor and to file the necessary documents with the Securities and Exchange Commission to regain its full reporting status. The Company had been inactive since 1986 due to a downturn in real estate and oil and gas economies during the mid-1980's which caused the Company to sell, close or abandon all of its oil and gas leases. The mortgagor on the Company's commercial real estate foreclosed on the property to satisfy the outstanding mortgage. This series of transactions resulted in substantial losses of income and operating assets. Management decided to discontinue any further business operations and completed the liquidation of the few remaining assets during 1986. The Company remained inactive and did not operate since that time.

The Company initiated a funding campaign to cause the Company to become current in its state filings and engaged compliance and accounting personnel to bring the Company back into a full reporting status with the SEC as well as with other regulatory agencies. The first issuance of stock was on September 1, 1998 for expenses incurred in bringing the Company
current with the state filings in Kansas.   On August 25, 1998 the Company
was in good standing and authorized to engage in business as a Kansas corporation. During the first quarter the Company issued 12,908,240 for assets, expenses and services.

Liquidity and Capital Resources:

Prior to September, 1998 several proposals were received to bring the Company back into a viable operating status. These attempts included contacting several companies or being contacted, all of which did not materialize for various reasons.

During September, 1998, the management of the Company began the process of bringing the Company back into compliance. The fiscal year end is September 30; therefore, the first and second quarters were primarily getting corporate documents together and bookkeeping records for the audit of 1998 and 1997.

The assets on March 31, 1999 were $21,709 being $8,293 in cash and $13,416 in marketable securities. This increase in assets from $7,200 on December 31, 1998 is through the issuance of 1,224,600 restricted common shares. The Company did not have any assets or liabilities on March 31, 1998.

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

Revenues and Expenses:

No comparative analysis of revenues and expenses can be made between the current quarter and the same period a year ago as there has been no activity until September 30, 1998 when management began bringing the Company back into compliance.

There were no revenues reported during the previous quarter ended December 31, 1998. Currently the Company does not have any income producing assets; however, the Company did receive $861 in oil revenues from an unclaimed account held in suspense since the 1980's during the second quarter ended March 31, 1999.

The expenses incurred during the quarter were very nominal, being less than $400. These expenses were primarily paid through the issuance of stock. During the quarter ended December 31, 1998, the Company issued 5,388,920 for expenses and accounting fees that were also paid through the issuance of shares.

A capital gain of $886 and an unrealized gain on securities held of $853 was reported during the quarter ended March 31, 1999. These gains caused the Company to report net income of $2,263 for the quarter ended March 31, 1999 and a nominal net loss of $232 for the six months also ended March 31, 1999. The Company reported a loss of $2,495 for the three months ended December 31, 1998

Management plans to do additional financing for the Company's operations through private placements of the Company's common stock to carry the Company forward during the process of locating a merger/acquisition partner.

The Company issued a total of 12,908,240 shares during the quarter ending December 31, 1998 and issued 1,224,600 restricted common shares during the quarter ended March 31, 1999. The number of shares outstanding at the beginning of the fiscal year (October 1, 1998) was 48,158,050 and on December 31, 1998 was 61,066,290 shares and on March 31, 1999 was 62,290,890 shares outstanding.

No filings were made during the quarter on Form 8K.

Disclosure Regarding Forward-Looking Statements:

Where this Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act, the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-QSB, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward- looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Year 2000:

The Company does not own or have any computers in its business or its operations. In the event companies with which the Company does business suffer significant problems within their systems, the Company could incur an adverse impact. However, the Company has no way of anticipating or controlling such failure on the part of its customers.

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