Form 10QSB
period 1999-06-30
GOLDEN CHIEF RESOURCES INC
filed 1999-08-20
CIK 752391

                   U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended JUNE 30, 1999


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

We have reviewed the accompanying balance sheet of Golden Chief Resources, Inc. (a development stage enterprise) (the "Company") as of June 30, 1999, and the related statements of operations, stockholders equity, and cash flows for the three and nine months ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

July 28, 1999

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                                Balance Sheets

                                                June 30,         September 30,
                                                 1999                1998
                                               ---------        -------------
                                              (Unaudited)



                                    ASSETS


Current Assets:
    Cash                                       $   2,995        $          -
    Accounts receivable-officer                    1,000                   -
    Marketable securities                         17,119                   -
                                               ---------        -------------
        TOTAL ASSETS                           $  21,114        $          -
                                               =========        =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Total Liabilities                          $      -         $          -
                                               ---------        -------------


Stockholders' Equity:
  Common stock, no par value
   (500,000,000 shares authorized,
   62,690,890 and 48,158,050 outstanding)      1,024,176              996,234
  Accumulated deficit                           (994,640)            (994,640)
  Deficit accumulated during the
   development stage                              (8,422)              (1,594)
                                               ---------        -------------
  Total Stockholders' Equity                      21,114                   -
                                               ---------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  21,114        $          -
                                               =========        =============

See accompanying selected information.

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                           Statement of Operations
                   For Three and Nine Months and Cumulative
                     Period Ended June 30, 1999 and 1998
                                 (Unaudited)

                             Cumulative
                             During the
                             Development        Three  Months            Nine    Months
                               Stage         1999        1998         1999          1998
                             ---------    ---------    ---------    ---------    ---------
Revenues:
    Miscellaneous income     $     899    $      38    $      -     $     899    $      -

Operating Expenses:
    Directors and officers
    compensation                 1,300           -            -           300           -
    Professional fees            5,263        3,463           -         5,263           -
    Transfer fees                4,624        3,728           -         4,385           -
    Filing fees and other        1,692        1,281           -         1,337           -
                             ---------    ---------    ---------    ---------    ---------
Total Operating Expenses        12,879        8,472           -        11,285           -
                             ---------    ---------    ---------    ---------    ---------
Income from Operations         (11,980)      (8,434)          -       (10,386)          -

Other Income/(Expenses):
    Gain on sale of stocks         867           -            -           867           -
    Unrealized gain on
     securities held
     for trading                 2,691        1,838           -         2,691           -
                             ---------    ---------    ---------    ---------    ---------
Income before income
  taxes                         (8,422)      (6,596)          -        (6,828)          -

    Income taxes                    -            -            -            -            -
                             ---------    ---------    ---------    ---------    ---------

Net Income                   $  (8,422)   $  (6,596)   $      -     $  (6,828)   $      -
                             =========    =========    =========    =========    =========

Earnings per Share           $   (0.00)   $   (0.00)   $      -     $   (0.00)    $     -
                             =========    =========    =========    =========    =========

Weighted Average Shares
  Outstanding               56,920,824   62,582,648   32,217,050    58,601,499   32,217,050
                            ==========   ==========   ==========    ==========   ==========

See accompanying selected information.

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                      Statement of Stockholders' Equity
                      For the Nine Months and Cumulative
                          Period Ended June 30, 1999
                                 (Unaudited)

                                                                                 Deficit
                                                                                Accumulated
                                                                                During the
                                        Common Stock            Accumulated     Development
                             Date     Shares       Amount         Deficit         Stage
                            -----   ----------   ----------    ------------     ----------
Balances, 09/30/97                  32,217,050   $ 994,640     $   (994,640)    $       -

Shares authorized for
 issuance for services
 and expenses               09/98   15,941,000       1,594               -              -
Net income/(loss) for year                  -           -                -          (1,594)
                                    ----------   ----------    ------------     ----------
Balances, 09/30/98                  48,158,050      996,234        (994,640)        (1,594)

Shares issued for:
  Expenses                  10/98    3,569,600          357               -              -
  Accounting fees           11/98    1,819,320        1,819               -              -
  Consulting services       11/98      300,000          300               -              -
  Investment in securities  12/98    7,219,320        7,219               -              -
  Cash                      01/99      180,000        1,800               -              -
  Investment in securities  02/99      894,600        8,946               -              -
  Cash                      03/99      150,000        1,500               -              -
  Cash and receivable       04/99      200,000        2,000               -              -
  Expenses                  05/99      200,000        4,000               -              -
Net income/(loss)
 for period                                 -             -               -         (6,828)
                                    ----------   ----------    ------------     ----------
Balances, 06/30/99                  62,690,890   $1,024,175    $   (994,640)    $   (8,422)
                                    ==========   ==========    ============     ==========

See accompanying selected information.

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                           Statement of Cash Flows
                  For the Nine Months and Cumulative Period
                         Ended June 30, 1999 and 1998
                                 (Unaudited)

                                          Cumulative
                                          During the
                                          Development
                                             Stage          1999        1998
                                          ----------    ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                            $   (8,422)   $   (6,828)  $      -
    Adjustments to reconcile net
     income/(loss) to net cash provided
     by operations:

        Unrealized gain on securities         (2,691)       (2,691)         -
        Gain on sale of securities              (867)         (867)         -
        Services and expenses purchased
         with stock                            8,071         6,477          -
                                          ----------    ----------   ---------
NET CASH USED BY OPERATING ACTIVITIES         (3,909)       (3,909)         -
                                          ----------    ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sale of securities       8,086         8,086          -
        Purchase of securities                (5,482)       (5,482)         -
                                          ----------    ----------   ---------
NET CASH PROVIDED BY INVESTING
 ACTIVITIES                                    2,604         2,604          -
                                          ----------    ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from stock issuance           4,300         4,300          -
                                          ----------    ----------   ---------

Increase/(decrease) in cash for period         2,995         2,995          -

        Cash, Beginning of period                  -             -          -
                                          ----------    ----------   ---------

        Cash, End of period               $    2,995    $    2,995   $      -
                                          ==========    ==========   =========


Supplemental Disclosures:

    Cash payments for:
        Interest                          $       -     $       -    $      -
        Income taxes                              -             -           -

    Stock issued for:
        Services and expenses             $    8,090    $    6,496   $      -
        Investment in trading securities      16,165        16,165          -



See accompanying selected information.

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                Selected Information for Financial Statements
                   Nine Months Ended June 30, 1999 and 1998


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the nine month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

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


NOTE 2:  STOCK TRANSACTIONS

As indicated in the Statement of Stockholders' Equity, the Company has issued shares in payment of various expenses and for the acquisition of investments in securities. The consulting fees were paid to an entity for services to be rendered in locating possible merger candidates and assistance in negotiating a merger agreement. Other services obtained through stock issuance include bookkeeping, transfer agent, and an web site creation. The investments, as discussed in Note 3, was the acquisition of 30,000 and 21,300 shares of Kit Karson Corporation. The Company issued 7,219,320 and 894,600 shares, respectively for these investments.

In addition, the Company has issued 430,000 shares for cash proceeds of $4,300 and 100,000 shares for a receivable that has been collected subsequent to June 30, 1999.


NOTE 3:   INVESTMENTS

In December 1998, the Company acquired 30,000 shares of Kit Karson Corporation as described in Note 2. Kit Karson (currently known as Ness International, Inc.) is a bulletin board stock that has traded in the $.20 to $.56 price range in recent months. In February 1999, the Company sold the first 30,000 shares and issued shares to acquire another 21,300 shares of Kit Karson as discussed in Note 2 and presented in the Statement of Stockholders' Equity.

Accounting rules require the adjustment of securities held for trading purposes to their fair values at the balance sheet date and recognition of the resulting unrealized gain or loss in the statement of operations. At June 30, 1999, the securities held exceeded their cost basis by $2,691.


NOTE 4:   SUBSEQUENT EVENTS AND CURRENT ACTIVITIES

The Company has received inquires from several privately held companies regarding a possible merger or acquisition. Management has held meetings and discussions with some of these companies. No agreements have been formalized at this time.

Subsequent to June 30, 1999, the Company has issued 200,000 shares for $4,000 and 1,375,000 shares in exchange for 20,000 shares of Ness International, Inc. valued at $27,500.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

The quarter ended June 30, 1999 was another quarter of accomplishments as an auditing firm was engaged and the accounting was given to an auditor, marking an important step in being able to file the necessary documents with the Securities and Exchange Commission to regain its full reporting status. The Company had been inactive since 1986 due to a downturn in real estate and oil and gas economies during the mid-1980's which caused the Company to sell, close or abandon all of its oil and gas leases. The mortgagor on the Company's commercial real estate foreclosed on the property to satisfy the outstanding mortgage. This series of transactions resulted in substantial losses of income and operating assets. Management decided to discontinue any further business operations and completed the liquidation of the few remaining assets during 1986. The Company remained inactive and did not operate since that time.

The Company initiated a funding campaign to cause the Company to become current in its state filings and engaged compliance and accounting personnel to bring the company back into a full reporting status with the SEC as well as with other regulatory agencies. The first issuance of stock was on September 1, 1998 for expenses incurred in bringing the Company
current with the state filings in Kansas.   On August 25, 1998 the Company
was in good standing and authorized to engage in business as a Kansas corporation. During the first quarter the Company issued 12,908,240 for assets, expenses and services and during the second quarter issued 1,224,600 shares.

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

The assets on June 30, 1999 were $21,114 of which $2,995 was in cash and $17,119 was in marketable securities (Kit Karson Corporation shares).
There was also a $1,000 receivable from an officer of the Company due for the balance of acquiring 200,000 shares of the Company's restricted common stock. The receivable was paid subsequent to the end of the quarter in July 1999. The assets on March 31, 1999 were $21,709 being $8,293 in cash and $13,416 in marketable securities. This increase in assets from $7,200 on December 31, 1998 is through the issuance of 1,224,600 restricted common shares for additional shares in Kit Karson Corporation and cash. The Company did not have any assets or liabilities on March 31, 1998 or June 30, 1998.

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

Currently the Company does not have any income producing assets; however, the Company did receive $861 in oil revenues from an unclaimed account held in suspense since the 1980's during the second quarter ended March 31, 1999. Miscellaneous income of $38 was received during the quarter ended June 30, 1999 as interest income on a brokerage account held by the Company.

The current quarter (June 30, 1999) incurred the most expenses due to the process of bringing the Company current with an audit of its financial statements for the years 1998 and 1997 plus bringing current the shareholder list with the transfer agent. Additional fees and other expenses totaled $2,992 for the quarter for total operating expenses of $8,472 for the three months.

The expenses incurred during the previous quarter were very nominal, being less than $400. These expenses were primarily paid through the issuance of stock.

An unrealized gain on securities held on June 30, 1999 was $1,838 which reduces the net loss to $6,596 for the three months ended June 30, 1999. The nine months ended June 30, 1999 reported a loss from operations of $10,386 and a net loss after the adjustment of the unrealized gain on securities of $6,828.

A capital gain of $886 and an unrealized gain on securities held of $853 was reported during the quarter ended March 31, 1999. These gains caused the Company to report net income of $2,263 for the quarter ended March 31, 1999 and a nominal net loss of $232 for the six months also ended March 31, 1999

Management plans to do additional financing for the Company's operations through private placements of the Company's common stock to carry the Company forward during the process of locating a merger/acquisition partner.

The Company issued 400,000 restricted common shares during the quarter ended June 30, 1999. The number of shares outstanding at the beginning of the fiscal year (October 1, 1998) was 48,158,050 and on December 31, 1998 was 61,066,290 shares, on March 31, 1999 was 62,290,890 shares and on June 30, 1999 was 62,690,890 shares outstanding.

Subsequent to the end of the quarter ended June 30, 1999, an officer of the Company acquired 1,375,000 shares of the Company's restricted stock for 20,000 shares of Ness Energy International, Inc., a publicly traded company, with a market value at the time of the transaction of $27,500.

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