Form 10KSB40
period 1999-09-30
GOLDEN CHIEF RESOURCES INC
filed 2000-03-08
CIK 752391

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             FORM 10-KSB

             Annual Report Under Section 13 or 15 (d) of
                 the Securities Exchange Act of 1934


             For the fiscal year ended September 30, 1999

                   Commission file number: 0-12809

                     GOLDEN CHIEF RESOURCES, INC.
            (Name of small business issuer in its charter)

     State of Kansas                                   48-0846635
   (State or other jurisdiction                   (I.R.S. Employer
   of incorporation)                              Identification #)

              406 Griffith Avenue, Terrell, Texas 75160
          (Address of principal executive offices)(Zip code)

               Issuer's telephone number:(972) 524-8215

Securities registered under Section 12 (g) of the Exchange Act: Common stock, no par value

The issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes   [X]        No   [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    State issuer's revenues for its most recent fiscal year  $938.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 1999, was zero ($0) since the stock was not trading. The number of shares outstanding of the registrant's common stock on September 30, 1999, was 65,015,890 shares. On March 1, 2000, the Company had 162,515,890 shares outstanding.

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

Currently the Company initiated a new phase last fiscal year. Management filed the necessary documents with the State of Kansas to reinstate its existence. Effective August 25, 1998, the Company's status with the State of Kansas was reinstated and the Company remains in good standing and authorized to engage in business as a Kansas corporation.

The Company is re-emerging as a development stage enterprise. The Company will continue to be in a development stage until it has begun significant operations and is generating significant revenues. The process of reinitializing the Company will include identifying, evaluating, structuring and completing a merger with or acquisition of a privately owned entity.

During its fiscal year ended September 30, 1999, the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. The Company does not anticipate involvement or participation in any of the above proceedings, excepting a possible merger or consolidation.

(b)  Business of Issuer

As previously discussed, the Company currently has no business. Management has been actively searching for possible merger or acquisition partners. Meetings have been held with some interested parties, but no deals have been consummated as of the date of this report. However, Management has entered into an agreement in principle for a changed in control of the Company. As discussed below, this deal was consummated subsequent to September 30, 1999.

The past business of the Company was carried on by Arthur Sykes, Jr., Donald D. Roehrman, and Jereta Sykes, and this management team is currently in place to search for possible merger or acquisition partners as mentioned above. The Company had no employees as of September 30, 1998.


Item 2.  Description of Property

As of September 30, 1999, the Company had minimal assets consisting of cash and marketable securities..


Item 3.  Legal Proceedings

As of February 28, 2000 there were no legal proceedings to which the Company was a party, and no litigation is known to be pending.


Item 4.  Submission of Matters to a Vote of Securities Holders

A special meeting of shareholders was held on September 19, 1998 where a proposal to approve an increase in authorized shares to 500,000,000 was approved by a majority vote. No other business came before the meeting.

On October 12, 1999 a special meeting of shareholders was held in Wichita, Kansas at which the Company agreed to issue 97,500,000 common shares to Red River Properties, Inc. of Terrell, Texas and others ("The Red River Group) in exchange for a 10% working interest in oil and gas properties located in the JFS Field in Dimmit County, Texas. This transaction resulted in the Red River Group owning approximately 60% of the outstanding common shares. In exchange for past services rendered to the Company by Arthur Sykes, Jr. the Company transferred the minimal assets in the Company prior to the Red River transaction to Mr. Sykes.

                               PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)  Market Information

Currently there is no market for the common stock. There are no outstanding warrants to purchase any of the Company's securities. As of March 1, 2000 certain options have been granted to officers and key personnel as follows: 14.8 million shares at an exercise price of $0.10 per share with expiration periods varying from December 31, 2000 to December 31, 2010; and 10.5 million shares at an exercise price of $0.20 per share with expiration periods varying from December 31, 2004 to December 31, 2010.

(b)  Holders

As of March 1, 2000, there were approximately 221 stockholders of record of the Company's common stock. Additional stockholders hold stock in street name; the number of street name holders is not available to the Company.

(c)  Dividends

The Company has not declared or paid dividends in the past, and does not anticipate doing so in the immediate future.


Item 6.  Management's Discussion and Analysis or Plan of Operations

No comparative analysis of revenues and expenses can be made between the current year and the same period a year ago as there has been no activity until September 30, 1998 when management began bringing the Company back into compliance.

As of the end of the fiscal year ended September 30, 1999 the Company did not have any income producing assets; however, the Company did receive $861 in oil revenues from an unclaimed account held in suspense since the 1980's during the second quarter ended March 31, 1999. Miscellaneous income of $38 was received during the quarter ended June 30, 1999 as interest income on a brokerage account held by the Company.

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

The Company initiated a new phase last fiscal year. Management filed the necessary documents with the State of Kansas to reinstate its existence. Effective August 25, 1998, the Company's status with the State of Kansas was reinstated and the Company is currently in good standing and authorized to engage in business as a Kansas corporation.

During the current fiscal year ended September 30, 1999, 16,857,840 common shares were issued for expenses, marketable securities, and cash. Also during the current year the Company sold certain assets in order to meet current cash requirements. The Company incurred a net loss of $74,342 due mainly to the provision for payment of compensation to management in the amount of $90,757. This amount reflects the sums due under the transaction discussed more fully in Subsequent Events.

In the previous fiscal year while bringing the Company into compliance with the state, management incurred expenses which were reimbursed with the issuance of Company stock. In addition, officers of the Company were paid for past services with stock. A total of 15,941,000 shares of restricted common stock were issued to Arthur Sykes, Jr. and Donald
D. Roehrman for past services provided to the Company valued at $1,000 and reimbursement of expenses totaling $594.

Currently, management has found an acquisition partner. See Subsequent Events below. At September 30, 1999 there was no assurance that the transaction would occur, and there is no assurance that the resulting new company or business combination will be successful.

Subsequent Events

On October 12, 1999 a special meeting of shareholders was held in Wichita, Kansas at which the Company agreed to issue 97,500,000 common shares to Red River Properties, Inc. of Terrell, Texas and others ("The Red River Group) in exchange for a 10% working interest in shut-in oil and gas properties located in the JFS Field in Dimmit County, Texas. The property was returned to production in January of 2000. This transaction resulted in the Red River Group owning approximately 60% of the outstanding common shares. In exchange for past services rendered to the Company by Arthur Sykes, Jr. the Company transferred the minimal assets in the Company prior to the Red River transaction to Mr. Sykes.

At the October 12, 1999 special shareholders meeting in Item 1 above James W. Landrum of Terrell, Texas, Richard M. Hewitt of Westlake, Texas, and Michael H. McIlvain of Tulsa, Oklahoma were elected as directors of the Company. At the same meeting Arthur Sykes, Jr., Jereta Sykes, and Donald D. Roehrman then resigned as officers and directors.

At a Special Meeting of the Board of Directors held immediately after the above Special Shareholders' Meeting the Board named James W. Landrum, Terrell, Texas, President, Michael H. McIlvain as Executive Vice President and Treasurer, and Richard M. Hewitt as Secretary.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In 1998 the Company changed auditors from A. Leon Prior, CPA, to Robert Early & Company, P.C., who continues to represent the Company. The Company had no disagreements on accounting and financial disclosure with the former auditor and has none with the present auditor.


                               PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

Each of the officers and directors hold office for one year terms.
None of the officers or directors have been involved in any material legal proceedings. The following are the officers and directors of the Company as of August 3, 1999:

                                                              Director
Name                  Age       Position                       Since
------------------    ---       --------                      --------
Arthur Sykes, Jr.     72        President and Director         1976
Jereta Sykes          75        Secretary and Director         1998
Donald D. Roehrman    63        Vice President and Director    1981

Also see Subsequent Events and New Management below.

*Arthur Sykes, Jr. and Jereta Sykes are husband and wife. There are no other family relationships between the officers and directors.

Arthur Sykes, Jr. has been a director of the Company since 1976 and its president since October 1998. He was a securities broker-dealer with LSCO Securities, Inc. (formerly The Larmer-Sykes Co., Inc.) from 1963 through 1989 and served as its president. He has also served as an officer and/or director of several other companies over the years including three oil and gas companies - Kit Karson Corporation, Q-West Resources, Inc., Conquest Gas Corporation, a modular housing company - Classic Design, Inc. and an engine rebuilding company - Merge Tech, Inc... He is currently the president of Five Star Resources, Inc.

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

Donald D. Roehrman was president of the Company for fifteen years and currently serves as its vice president and a director. He spent ten years as vice president, director, and securities broker-dealer for LSCO Securities, Inc. For the past ten years, he has served as the manager of the architectural products division for Rayer's Bearden Stained Glass Inc. He also holds real estate and insurance licenses in the State of Kansas.

New Management.

James W. Landrum, age 50, Terrell, Texas was elected President and a director. Mr. Landrum is a business administration graduate of the University of Texas at Arlington. He has twenty years of experience in the oil and gas industry with Lanco Energy and for his own account. Between 1995 and 1998, he was President of Esco Elevators, Inc., an elevator manufacturing company and Megalith Corp., a public company both of Fort Worth, Texas.

Michael H. McIlvain, age 53, Tulsa, Oklahoma is Executive Vice-President and a director of the Company. Mr. McIlvain holds BS and MBA degrees from the University of Kansas. He has more than 20 years of experience in the oil and gas business, mainly with Clinton Oil Co., Wichita, Kansas, and Rickelson Oil and Gas Company, Tulsa, Oklahoma. Between 1994 and 1997, he was executive vice president of BeneFund, Inc., a publicly held telecommunications company based in Tulsa.

Richard M. Hewitt, age 62, Trophy Club, Texas is a director and the Secretary. Mr. Hewitt is a graduate of Grinnell College and Southern Methodist University School of Law and has been a licensed attorney in Texas since 1963. Between 1964 and 1979, he was employed by the U.S. Securities and Exchange Commission in Fort Worth, Texas. Mr. Hewitt has been in private practice in the Dallas, Texas area since 1981 and a sole practitioner since 1992.


Item 10.  Executive Compensation

At September 30, 1999 a provision was made for the compensation of Mr. Sykes in the amount of $90,757, such amount being the total of assets in the Company at September 30, 1999 pursuant to a proposed business combination with the Red River Properties, Inc. Group more fully discussed in Subsequent Events.

During the first quarter of the current fiscal year, the Company issued 5,388,920 shares valued at $2,177 to officers and directors or their assignees for expenses incurred on behalf of the Company. Additionally, 300,000 shares valued at $300 were issued for investment banking services and 7,219,320 shares valued at $7,219 were issued to a related entity in exchange for marketable securities.

During the last three quarters ending September 30, 1999, the Company issued 980,000 shares for $14,300 cash, 2,269,600 shares to related parties for marketable securities, and 700,000 shares valued at $14,000 for consulting and professional services.

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

             Ownership at September 30, 1999 Prior to the
                Red River Properties, Inc. Transaction

                 Name and Address        Number of          Percent
Title of Class   of Beneficial Owner     Shares Owned       of Class
--------------   -------------------     ------------       --------
Common Stock     Arthur Sykes, Jr.       21,539,447         33.13%
No Par Value     106 S. Parkdale         See 1 below.
                 Wichita, KS  67209

Common Stock     Jereta Sykes            3,020,000           4.65%

No Par Value     106 S. Parkdale         See 2 below.
                 Wichita, KS  67209

Common Stock     LSCO Securities, Inc.*  9,138,640          14.06%
No Par Value     106 S. Parkdale         See 3 below.
                 Wichita, KS  67209

Common Stock     Donald D. Roehrman      7,755,500          11.93%
No Par Value     801 N. Covington        See 4 below.
                 Wichita, KS  67212

All directors and officers
 as a group (3 persons)                  41,453,587         63.76%
                                         See 5 below.

*LSCO is controlled by Arthur Sykes, Jr.

Common Stock     Osage Hills Energy       3,922,714          6.03%
No Par Value     Company
                 6901 Hillpark
                 Dallas, TX  75262

Common Stock     Sierra Leone Diamond     5,469,186          8.41%
No Par Value     Export Corp.
                 215 Suntide
                 Sunnyvale, TX  76262

Arthur Sykes, Jr. and Jereta Sykes are husband and wife. There are no other family relationships between the officers and directors.

1. Arthur Sykes, Jr. shares include 853,207 shares held in Five Star Resources, Inc. of which Mr. Sykes, is the president; 7,219,320 shares held in LSCO Securities, Inc. of which Mr. Sykes controls; 1,919,320 shares held in Larmer-Sykes Co., Inc. of which Mr. Sykes controls; 37,500 shares held as custodian for minor children; and 11,510,100 shares held directly.

2. Jereta Sykes' shares include 3,020,000 shares held directly and 37,500 shares held as custodian for minor children.

3. LSCO Securities, Inc. is controlled by Arthur Sykes, Jr. and 1,919,320 shares are held by Larmer-Sykes Co., Inc.

4. Mr. Roehrman's shares include 4,150,500 shares held in the name of Karen Roehrman, his wife; 312,500 held in the name of Karen Roehrman as custodian for minor children; 12,500 shares held by Mr. Roehrman as custodian for a minor child; and the remainder in his name.

5.  The directors include Arthur Sykes, Jr., Jereta Sykes, and Mr.
Roehrman.

                 Management's Ownership Following the
                Red River Properties, Inc. Transaction

                 Name and Address        Number of          Percent
Title of Class   of Beneficial Owner     Shares Owned       of Class
--------------   -------------------     ------------       --------
Common Stock     James W. Landrum        75,100,000         46.21%
No Par Value     406 Griffith Avenue     See 1 below.
                 Terrell, Texas  75160

Common Stock     M. H. McIlvain          15,000,000          9.23%
No Par Value     3114 E. 83rd Street     See 2 below.
                 Tulsa, OK.  74137

Common Stock     Richard M. Hewitt       1,500,000           0.92%
No Par Value     202 Fresh Meadow Drive  See 3 below.
                 Trophy Club, TX  72626

Common Stock     Red River Properties,   59,100,000          36.37%
No Par Value     Inc.                    See 1 below.
                 406 Griffith Avenue
                 Terrell, Texas  75160

All new directors and officers
as a group (3 persons)                   91,600,000          56.36%

1. Of Mr. Landrum's shares 59,100,000 shares are held by Red River Properties, Inc. of which he is the President; 4,000,000 shares held by the 4 L-J Trust of which he is a Trustee; 4,000,000 shares held by the 4 L-K Trust of which he is a Trustee; 4,000,000 shares held by the 4 L-L Trust of which he is a Trustee; and 4,000,000 shares held by the 4 L-W Trust of which he is a Trustee. Mr. Landrum also was granted options to obtain up to 5,000,000 shares at $.10 per share through 12/31/2010 and 5,000,000 shares at $.20 per share through 12/31/2010.

2. Of Mr. McIlvain's shares 4,000,000 are held by Elizabeth L. McIlvain, his wife; 1,000,000 held by Elizabeth L. McIlvain as custodian for a minor child; and the remaining 10,000,000 shares are held directly.
Mr. McIlvain was granted options to obtain up to 5,000,000 shares at $.10 per share through 12/31/2010 and 5,000,000 shares at $.20 through 12/31/2010.

3. Mr. Hewitt's shares are held as joint tenant with his wife Karen C. Hewitt. Mr. Hewitt was granted options to obtain up to 2,000,000 shares at $.10 per share through 12/31/2005.


(c) Changes in Control

A change in control occurred on October 12, 1999.  (See Subsequent
Events)


Item 12. Certain Relationships and Related Transactions

During the year ended September 30, 1999, the Company's president and other related parties contributed marketable securities to the Company in exchange for newly issued restricted stock as discussed in
Note 3 to the financial statements. In addition, certain expenses were paid and reimbursed to these related parties with restricted stock, again, as mentioned in Note 3 to the financial statements.

During the first quarter of the current fiscal year, the Company issued 5,388,920 shares valued at $2,177 to officers and directors or their assignees for expenses incurred on behalf of the Company. Additionally, 300,000 shares valued at $300 were issued for investment banking services and 7,219,320 shares valued at $7,219 were issued to a related entity in exchange for marketable securities.

During the last three quarters ending September 30, 1999, the Company issued 980,000 shares for $14,300 cash, 2,269,600 shares to related parties for marketable securities, and 700,000 shares valued at $14,000 for consulting and professional services.

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


Item 13.  Exhibits and Reports on Form 8-K

A Form 8-K was filed on October 29, 1999 disclosing the change in control of the Company. (See Subsequent Events)


                              SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GOLDEN CHIEF RESOURCES, INC.


Date:  March 3, 2000               /s/   ARTHUR SYKES, JR.
                                   By: Arthur Sykes, Jr., President,
                                   Chief Executive Officer,
                                   Principal Accounting Officer, &
                                   Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                          Title               Date
---------                          -----               ----

/s/ ARTHUR SYKES, JR.              Director            March 3, 2000
---------------------
Arthur Sykes, Jr.


/s/ JERETA SYKES                   Director            March 3, 2000
----------------
Jereta Sykes


/s/ DONALD D. ROEHRMAN             Director            March 3, 2000
----------------------
Donald D. Roehrman


/s/ JAMES W. LANDRUM               Director            March 3, 2000
--------------------
James W. Landrum


/s/ MICHAEL H. MCILVAIN            Director            March 3, 2000
-----------------------
Michael H. McIlvain


/s/ RICHARD M. HEWITT              Director            March 3, 2000
---------------------
Richard M. Hewitt

                       GOLDEN CHIEF RESOURCES, INC.

                       INDEX TO FINANCIAL STATEMENTS

                                                                   Page



    Report of Independent Certified Public Accountants . . . . . .  F-2

    Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .  F-3

    Statements of Operations . . . . . . . . . . . . . . . . . . .  F-4

    Statement of Stockholders' Equity  . . . . . . . . . . . . . .  F-5

    Statements of Cash Flows . . . . . . . . . . . . . . . . . . .  F-6

    Notes to Financial Statements  . . . . . . . . . . . . . . . .  F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Golden Chief Resources, Inc.
Terrel, Texas

We have audited the accompanying balance sheets of Golden Chief Resources, Inc. (a development stage enterprise) (the "Company") as of September 30, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Chief Resources, Inc. at September 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has agreed to disburse its assets and to acquire new assets in accordance with a change in control. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ ROBERT EARLY & COMPANY
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

February 10, 2000

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                                Balance Sheets

                                                             September 30,
                                                           1999         1998
                                                        ----------   ---------



                                ASSETS


Current Assets:
  Cash                                                  $   84,767   $      -
  Marketable securities                                      6,090          -
                                                        ----------   ---------
  TOTAL ASSETS                                          $   90,857   $      -



               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued expenses                                      $   90,757   $      -
                                                        ----------   ---------


Stockholders' Equity:
  Common stock, no par value (500,000,000 shares
  authorized, 65,015,890 and 48,158,050 outstanding)     1,070,676    996,234
  Accumulated deficit                                     (994,640)  (994,640)
  Deficit accumulated during the development stage         (75,936)    (1,594)
                                                        ----------   ---------
  Total Stockholders' Equity                                   100          -
                                                        ----------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   90,857   $      -
                                                        ==========   =========


The accompanying notes are an integral part of these financial statements.
                                      F-3

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                           Statements of Operations

                                                                   Cumulative
                                                 Years Ended       During the
                                                 September 30,     Development
                                              1999         1998        Stage
                                           ----------   ----------   ---------

Revenues:
  Miscellaneous income                      $     938   $       -    $    938

Operating Expenses:
  Directors and officers compensation          91,057        1,000     92,057
  Consulting fees                              10,000           -      10,000
  Professional fees                            14,967          239     15,206
  Other expenses                                1,180          355      1,535
                                            ---------   ----------   ---------
  Total Operating Expenses                    117,204        1,594    118,798
                                            ---------   ----------   ---------
  Income from Operations                     (116,266)      (1,594)  (117,860)

Other Income/(Expenses):
  Gain on sale of marketable securities        46,347           -      46,347
  Interest income                                 518           -         518
  Unrealized loss on marketable securities     (4,941)          -      (4,941)
                                            ---------   ----------   ---------

Income before income taxes                    (74,342)      (1,594)   (75,936)

Income taxes                                       -            -          -
                                            ---------   ----------   ---------

Net Income                                  $ (74,342)  $   (1,594)  $(75,936)
                                            =========   ==========   =========

Earnings per Share                          $   (0.00)  $    (0.00)  $  (0.00)
                                            =========   ==========   =========

Weighted Average Shares Outstanding        60,230,126   32,990,445 58,817,206
                                           ==========   ==========   =========

The accompanying notes are an integral part of these financial statements.
                                      F-4

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                      Statement of Stockholders' Equity
               For the Years Ended September 30, 1999 and 1998

                                                                                       Deficit
                                                                                     Accumulated
                                                                                     During the
                                                 Common Stock          Accumulated   Development
                                 Date         Shares       Amount        Deficit        Stage
                                ------      ----------   -----------   ----------    -----------
Balances, October 1, 1997                   32,217,050   $   994,640   $ (994,640)   $       -

 Net income/(loss) for year                         -             -            -             -

Balances, September 30, 1997                32,217,050       994,640     (994,640)           -

Shares issued for services and
   expenses                      09/98      15,941,000         1,594           -             -

  Net income/(loss) for year                        -             -            -          (1,594)
                                            ----------   -----------   ----------    -----------

Balances, September 30, 1998                48,158,050       996,234     (994,640)        (1,594)

Shares issued for:
 Expenses                        10/98       5,688,920         2,477            -             -
 Marketable securities           12/98       7,219,320         7,219            -             -
 Cash                            01/99         330,000         3,300            -             -
 Marketable securities           02/99         894,600         8,946            -             -
 Consulting                      03/99         500,000        10,000            -             -
 Cash                            04/99         200,000         2,000            -             -
 Expenses                        04/99         200,000         4,000            -             -
 Cash                            07/99         450,000         9,000            -             -
 Marketable securities           07/00       1,375,000        27,500            -             -
 Net income/(loss) for year                         -             -             -        (74,342)
                                            ----------   -----------   ----------    -----------

Balances, September 30, 1999                65,015,890    $1,070,676   $ (994,640)   $   (75,936)
                                            ==========   ===========   ==========    ===========


The accompanying notes are an integral part of these financial statements.
                                      F-5

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                           Statements of Cash Flows
                       (Increases/(Decreases) in Cash)

                                                                    Cumulative
                                                  Years Ended       During the
                                                 September 30,      Development
                                              1999         1998        Stage
                                           ----------   ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                 $  (74,342)  $   (1,594)  $ (75,936)
 Adjustments to reconcile net income/(loss) to net cash provided by operations:

 Gain on sale of securities                   (46,347)          -      (46,347)
 Unrealized loss on securities                  4,941           -        4,941
 Services and expenses purchased with stock    16,477        1,594      18,071

  Accrued expenses                             90,757           -       90,757
                                           ----------   ----------   ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES      (8,514)          -       (8,514)
                                           ----------   ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable
    securities                                 90,012           -       90,012
  Purchase of marketable securities           (11,031)          -      (11,031)
                                           ----------   ----------   ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES      78,981           -       78,981
                                           ----------   ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock issued                                 14,300           -       14,300
                                           ----------   ----------   ---------

Increase/(decrease) in cash for period         84,767           -       84,767

      Cash, Beginning of period                    -            -           -
                                           ----------   ----------   ---------

      Cash, End of period                  $   84,767   $       -    $  84,767
                                           ==========   ==========   =========


Supplemental Disclosures:

  Cash payments for:
    Interest                               $       -    $       -    $      -
    Income taxes                                   -            -           -
  Stock issued for:
    Various expenses                       $    2,177   $    1,594   $   3,771
    Consulting                                 10,300           -       10,300
    Professional services                       4,000           -        4,000
    Marketable securities                      43,665           -       43,665

The accompanying notes are an integral part of these financial statements.
                                      F-6

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                        Notes to Financial Statements
                   Years Ended September 30, 1999 and 1998



GENERAL INFORMATION

The Company was incorporated as Arts Antique Autos, Ltd. in November 1976 in the State of Kansas. During the early 1980's the Company engaged in oil and gas operating, mining, real estate operations. During the mid 1980's, economic conditions caused the Company to lose its asset and revenue base. Management decided to discontinue any further business operations and completed the liquidation of the few remaining assets during 1986. The Company has not operated a line of business since that time. During the fiscal year ended September 30, 1998, new assets were contributed in an attempt to revive the Company. In August 1999, an agreement was made whereby interests in oil and gas properties would be contributed by third parties in exchange for newly issued stock. Management's plans include efforts to raise operating and development capital followed by further acquisition and development of oil and gas properties.

DEVELOPMENT STAGE ENTERPRISE. Due to the loss of assets and operations in 1986, the Company's current activity is the initiation of a new phase. As a result, the Company is re-emerging as a development stage enterprise. The Company will continue to be considered to be in a development stage until it has begun significant operations and is generating significant revenues.


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MARKETABLE SECURITIES. The Company's securities investments are held principally for the purpose of selling them in the near term and are classified as trading securities. Trading securities are carried at fair value on the balance sheet in current assets, with the change in fair value during the period included in current income. Costs associated with realized gains are recognized on the first-in, first-out basis.

INCOME TAXES. Deferred tax liabilities and assets result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company records and adjusts any deferred tax asset valuation based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

EARNINGS PER SHARE. Accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share excludes dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings of the entity on an "as if" converted basis. This is done by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potential dilutive securities. The Company had no dilutive securities during 1999 or 1998.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows. The Company had no cash equivalents at September 30, 1999 or 1998.

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


NOTE 2:   MARKETABLE SECURITIES

Investments in securities are summarized as follows at September 30, 1999. No investments were held at September 30, 1998.

                                  Gross           Gross
                                 Unrealized     Unrealized       Fair
                        Cost       Gain            Loss         Value
                      --------   ----------     ----------    --------
Common stock          $ 11,031   $       -      $    4,941    $  6,090

During 1999, results of operations includes a charge of $4,941 for the unrealized loss presented above.


NOTE 3:   STOCK TRANSACTIONS

In September 1998, the Board of Directors (the Board) increased the number of authorized shares of no par common stock of the Company from 50,000,000 to 500,000,000. This action was taken with regard to recent merger or acquisition inquiries.

During September 1998, the Board approved the issuance of 15,941,000 shares of common stock to its President and Secretary for past services provided to the Company valued at $1,000 and reimbursement of expenses totaling $594.

During the first quarter of the current fiscal year, the Company issued 5,388,920 shares valued at $2,177 to officers and directors or their assignees for expenses incurred on behalf of the Company. Additionally, 300,000 shares valued at $300 were issued for investment banking services and 7,219,320 shares valued at $7,219 were issued to a related entity in exchange for marketable securities.

During the last three quarters ending September 30, 1999, the Company issued 980,000 shares for $14,300 cash, 2,269,600 shares to related parties for marketable securities, and 700,000 shares valued at $14,000 for consulting and professional services.


NOTE 4:   INCOME TAXES

During its operations and the liquidation of its assets in 1986, the Company incurred net operating losses and generated investment tax credits which might provide benefits in reducing future tax liabilities. The losses were available to offset taxable income and the credits were available to offset regular income tax liability for a period of fifteen years after they were incurred. Although the amount of net operating losses and tax credits which have not expired has not been determined by management, it is believed that substantial losses may still be available to offset taxable income and income taxes generated through the fiscal year ending September 30, 2001. However, a contemplated significant change in ownership of the Company due to merger or other capital infusion functions to limit the Company's ability to utilize these deferred tax assets. Management has determined that any future utilization of these losses would, in all likelihood, be immaterial and that the cost of determining actual amounts at this time would be cost prohibitive. Additionally, since utilization of these deferred tax assets is not foreseeable, any value which might be attributable to them would be offset by a valuation allowance.

There is no provision for income tax expense or benefit in 1999 or 1998. This is due to the fact that although net operating losses of $69,401 and $1,594 were generated in 1999 and 1998, there is no current foreseeable taxable income to against which to offset these losses. They are available to carry forward.

Temporary differences in taxable income and book income consists of unrealized los on securities of $4,941 in 1999. The tax effect of temporary differences that give rise to deferred tax assets is as follows:

                                                  1999         1998
                                                --------     --------
Unrealized loss on equity investments           $  1,680     $     -
Net operating loss carry-forwards                 24,120          524

The calculated potential future benefits from these losses has been offset by a valuation allowance.


NOTE 5:   RELATED PARTY TRANSACTIONS

During the year ended September 30, 1999, the Company's president and other related parties contributed marketable securities to the Company in exchange for newly issued restricted stock as discussed in Note 3. In addition, certain expenses were paid and reimbursed to these related parties with restricted stock, again, as mentioned in Note 3.


NOTE 6:   SUBSEQUENT EVENTS AND CURRENT ACTIVITIES

In October 1999, the shareholders approved an agreement to issue 97,500,000 shares to Red River Properties, Inc. in exchange for a 10% working interest in an oil and gas field. With this transaction, Red River controls approximately 60% of the outstanding shares of the Company. A portion of this agreement and shareholders' approval provided for the Company to distribute to its former president all of the remaining assets of the Company as compensation for his efforts in reviving the Company. This amounted to a total of $90,757 which has been accrued at September 30, 1999 as compensation.

The property underlying the Company's new oil and gas interest has not been in production during the last two years. Management plans to rework and reenter the property in order to reestablish production from reserves believed to be in existence there.

Pursuant to its plan of operations, subsequent to September 30, 1999, the Company has raised $44,100 in new capital through the issuance of its common stock and has granted stock options to certain officers and key personnel.


NOTE 7:   GOING CONCERN

As discussed in the General Information regarding the Development Stage Enterprise, the Company has not had operations since 1986 and has subsequently disbursed its existing assets at the financial statement date. Subsequent activities since the financial statement date have not included revenue generating operations. The Company has generated some new capital, as indicated above, and has acquired an interest in a non- producing oil and gas lease which was placed in production in January 2000. Management's plans include the generation of significant new capital. Should management prove unsuccessful in its fund-raising efforts, the Company is not in significant danger of dissolution as long as the officers and directors are willing to pay the nominal costs of keeping it in good standing.