Form 10QSB
period 1999-12-31
GOLDEN CHIEF RESOURCES INC
filed 2000-03-24
CIK 752391

                   U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended DECEMBER 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-12809

                         GOLDEN CHIEF RESOURCES, INC.


     State of Kansas                                       48-0846635
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            I. D. Number)

    406 Griffith, Terrell, Texas                              75160
(Address of principal executive offices)                    (Zip Code)

     Issuer's telephone number, including area code: (972) 524-8215

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.         Yes [X]     No [ ]



         There were 162,915,890 shares of common stock, No Par Value, outstanding as of December 31, 1999.

Transitional Small Business Disclosure Format;  Yes [ ]  No [X]

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Golden Chief Resources, Inc.
Terrell, Texas

We have reviewed the accompanying balance sheet of Golden Chief Resources, Inc. (a development stage enterprise) (the "Company") as of December 31, 1999, and the related statements of operations, stockholders equity, and cash flows for the three months ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2000, we expressed an opinion on those financial statements which was qualified based on the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 1999 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the selected information for financial statements, the Company discontinued previous operations in 1986 and is in the process of re-emerging from dormancy. At the date of these financial statements, the Company had acquired assets and is in the process of raising capital. However, revenues have not been generated. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

March 11, 2000

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                                Balance Sheets

                                                  December 31,    September 30,
                                                     1999             1999
                                                  ----------       ----------
                                                  (Unaudited)


                                 ASSETS

Current Assets:
   Cash                                           $      156       $   84,767
   Marketable securities                                  -             6,090
                                                  ----------       ----------
      Total Current Assets                               156           90,857

Property and  Equipment
   Oil and gas properties (non-producing)             42,812               -
                                                  ----------       ----------

   TOTAL ASSETS                                   $   42,968       $   90,857
                                                  ==========       ==========



                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Current Liabilities
      Accounts payable                            $   43,114       $       -
      Accrued expense due to related parties          13,809           90,757
      Note payable                                     2,000               -
                                                  ----------       ----------

   Total Current Liabilities                          58,923           90,757
                                                  ----------       ----------


Stockholders' Equity:
   Common stock, no par value (500,000,000
    shares authorized, 162,915,890 and
    65,015,890 outstanding)                        1,110,676        1,070,676
   Stock subscriptions receivable                     (5,132)              -
   Accumulated deficit                              (994,640)        (994,640)
   Deficit accumulated during the
    development stage                               (126,859)         (75,936)
                                                  ----------       ----------
      Total Stockholders' Equity                     (15,955)             100
                                                  ----------       ----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   42,968       $   90,857
                                                  ==========       ==========


See accompanying selected information and accountants' report.
                                      3

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                           Statement of Operations
              For Three Months Ended December 31, 1999 and 1998
                                 (Unaudited)


                                          Cumulative
                                          During the
                                          Development
                                            Stage         1999          1998
                                          ----------   ----------   ----------
Revenues                                  $      938   $       -    $       -

Operating Expenses:
  Directors and officers
   compensation                              100,057        8,000          300
  Consulting fees                             40,000       30,000           -
  Professional fees                           16,508        1,302        2,174
  Travel                                       6,909        6,909           -
  Other                                        6,286        4,751           21
                                          ----------   ----------   ----------
     Total Operating Expenses                169,760       50,962        2,495
                                          ----------   ----------   ----------

Income from Operations                      (168,822)     (50,962)      (2,495)

Other Income/(Expenses)
  Gain/(loss) on sale of investments          41,332       (5,015)          -
  Unrealized gain on investments                  -         4,941           -
  Interest income                                631          113           -
                                          ----------   ----------   ----------
Income before income taxes                  (126,859)     (50,923)      (2,495)

  Income taxes                                    -            -            -
                                          ----------   ----------   ----------

Net Income                                $ (126,859)  $  (50,923)  $   (2,495)
                                          ==========   ==========   ==========


Earnings per Share                        $    (0.00)  $    (0.00)  $    (0.00)
                                          ==========   ==========   ==========

Weighted Average Shares Outstanding       76,042,933  150,001,216   51,728,757
                                          ==========  ===========   ==========






See accompanying selected information and accountants' report.
                                      4

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                      Statement of Stockholders' Equity
              For Three Months Ended December 31, 1999 and 1998
                                 (Unaudited)

                                                                               Deficit
                                                                             Accumulated
                                                                             During the
                                             Common Stock       Accumulated  Development
                                 Date     Shares      Amount      Deficit       Stage
                                -----  -----------  ----------  ----------   ----------
Balances, September 30, 1997            32,217,050  $  994,640  $ (994,640)  $       -
Shares authorized for issu-
  ance for services & expenses  09/98   15,941,000       1,594         -             -
Net income/(loss) for year                      -           -          -         (1,594)
                                       -----------  ----------  ----------   ----------
Balances, September 30, 1998            48,158,050     996,234    (994,640)      (1,594)

Shares issued for:
   Expenses                     10/98    5,688,920       2,477          -            -
   Marketable securities        12/98    7,219,320       7,219          -            -
   Cash                         01/99      330,000       3,300          -            -
   Marketable securities        02/99      894,600       8,946          -            -
   Consulting                   03/99      500,000      10,000          -            -
   Cash                         04/99      200,000       2,000          -            -
   Expenses                     04/99      200,000       4,000          -            -
   Cash                         07/99      450,000       9,000          -            -
   Marketable securities        07/99    1,375,000      27,500          -            -
Net income/(loss) for year                      -           -           -       (74,342)
                                       -----------  ----------  ----------   ----------
Balances, September 30, 1999            65,015,890   1,070,676    (994,640)     (75,936)

Shares issued for:
   Oil and gas properties       10/99   97,500,000          -           -            -
   Cash                         10/99      250,000      25,000          -            -
   Cash                         11/99       50,000       5,000          -            -
   Cash and subscription        12/99      100,000      10,000          -            -
Net income/(loss) for period                    -           -           -       (50,923)
                                       -----------  ----------  ----------   ----------

Balances, December 31, 1999            162,915,890  $1,110,676  $ (994,640)  $ (126,859)
                                       ===========  ==========  ==========   ==========





See accompanying selected information and accountants' report.
                                      5

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                           Statement of Cash Flows
                        (Increases/(Decreases) in Cash
              For Three Months Ended December 31, 1999 and 1998
                                 (Unaudited)

                                          Cumulative
                                          During the
                                          Development
                                            Stage         1999          1998
                                          ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                               $ (126,859)  $  (50,923)  $   (2,495)
 Adjustments to reconcile net
  income/(loss) to net cash provided
  by operations:
   Loss/(gain) on sale of securities         (41,332)       5,015           -
   Unrealized loss/(gain) on securities           -        (4,941)          -

   Services and expenses purchased with
     stock                                    18,071           -         2,495
 Increase in accounts and accrued payables    56,923      (33,834)          -
                                          ----------   ----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES    (93,197)     (84,683)          -
                                          ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Costs of developing oil and gas
      properties                             (42,812)     (42,812)          -
   Proceeds from sale of securities           96,028        6,016           -
   Purchase of marketable securities         (11,031)          -            -
                                          ----------   ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES         42,185      (36,796)          -
                                          ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds stock sales                       49,168       34,868           -
   Proceeds from short term notes             10,000       10,000           -
   Repayment of short term notes              (8,000)      (8,000)          -
                                          ----------   ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES     51,168       36,868           -
                                          ----------   ----------   ----------

 Increase/(decrease) in cash for period          156      (84,611)          -

   Cash, Beginning of period                      -        84,767           -
                                          ----------   ----------   ----------

   Cash, End of period                    $      156   $      156   $       -
                                          ==========   ==========   ==========

Supplemental Disclosures:

 Cash payments for:
   Interest                               $       -    $       -    $       -
   Income taxes                                   -            -            -
 Stock issued for:
   Various expenses                            3,771           -            -
   Consulting                                 10,300           -            -
   Professional services                       4,000           -            -
   Marketable securities                      43,665           -            -


See accompanying selected information and accountants' report.
                                      6

                         Golden Chief Resources, Inc.
                       (A Development Stage Enterprise)

                Selected Information for Financial Statements
                Three Months Ended December 31, 1999 and 1998


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the three month period ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

Development Stage Enterprise -- The Company returned to the development stage in August 1998 when its President began the process of reinitializing the Company from its dormant state. This process has included identifying, evaluating, structuring, and completing an agreement with a group with a business plan, as discussed below. The Company will exit the development stage once it has generated operations and revenues of a significance.

Going Concern Issues -- The Company has had no operations since 1986 until November 1999 and had not generated any revenues from its operations started then. In January 2000, activities begun in November 1999 have generated revenues. However, such revenues have not been significant enough to overcome expenses. Additional development of the properties acquired by the Company and Management's plan of operations require significant additional capital generation. Although efforts to raise capital has met with some success during the first quarter, there is no guarantee that sufficient capital will be available. Management is continuing its efforts to raise capital to be able to exploit the potentials indicated by its oil and gas properties and to follow its plan of additional oil and gas acquisitions. The Company is not in significant danger of dissolution as long as the Management controls the costs being incurred. However, without the infusion of additional capital, the Company is not currently in a position to initialize significant portions of its plan of operations.

Oil and Gas Properties -- The Company records its oil and gas producing activities under the full cost method of accounting, and accordingly, capitalizes all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded until the proceeds from dispositions exceed the Company's basis in the full cost pool.

Depletion and amortization are computed on a composite units-of-production method based on estimated proved reserves. All leasehold, equipment, and intangible costs associated with oil and gas properties are currently included in the base for computation and amortization unless the property has not been evaluated and no estimated reserves have been included for the property in the Company's total reserves. All of the Company's reserves are located within the United States.


NOTE 2:   CHANGE IN CONTROL

On October 12, 1999, the Company issued 97,500,000 shares of restricted common stock to Red River Properties, Inc. (RRPI) in exchange for the assignment of a 10% working interest in the JFS Field in Dimmit County, Texas. This field has not produced oil or gas during the last three years. RRPI had contracted with a third party to reenter wells on the property with the purpose of reestablishing production. The Company will pay its share of such costs of reentering and reworking the wells as well as any ongoing operating expenses. As a result of this stock issuance, RRPI and its owners, have taken control of the Company due to their 60% ownership interest after the fact.

The shares issued to RRPI have been recorded as outstanding on the books of the Company without any issuance consideration being recorded. Correspondingly, the oil and gas properties acquired with these shares are being carried on the books with a zero basis. Accounting rules limit the amount that can be recorded on the books of the transferee entity to the basis of the asset in the hands of the transferor in related party transactions. RRPI had no basis in the properties transferred to the Company and is a related party due to its significant ownership after the transaction.

As part of the change in control, the Company's former management was allowed to pay out the Company's accumulated assets at October 12 as compensation for efforts put forth to restart the Company. This compensation was accrued at September 30, 1999 with minimal impact on the operations being reported for the Company during the current fiscal year.


NOTE 3:   STOCK TRANSACTIONS

During the first quarter, the Company issued the shares described above and issued an additional 400,000 restricted shares pursuant to Management's fund-raising efforts. Shares are being offered at $.10 per share. One investor had subscribed 100,000 of these shares at December 31, 1999 but paid $5,132 of his amount due after that date. The full 100,000 shares were included in outstanding shares at December 31, 1999 and the $5,132 was reported as a subscription receivable on the face of the balance sheet.

As indicated in the Statement of Stockholders' Equity, during the year ended September 30, 1999, the Company has issued shares in payment of various expenses and for the acquisition of a stock investment. The consulting fees were paid for services rendered in locating possible merger candidates and assistance in negotiating a merger agreement. The investment, as presented below, was the acquisition of 30,000 shares of Ness Energy International, Inc.

NOTE 4:   INVESTMENTS

During the year ended September 30, 1999, the Company acquired shares of Ness Energy International, Inc. from its president of the time in exchange for newly issued restricted shares of the Company. Ness is a bulletin board stock that has traded in the $.20 to $2.00 price range during the year. The Company had planned to hold or sell the stock as needed in order to pay costs of restarting the Company. These shares were transferred to the past president at fair value on October 12, 1999 as compensation under the agreement with new management.


NOTE 5:   OIL AND GAS PROPERTIES

As discussed above, the Company acquired a 10% working interest in non-producing properties in October 1999. During November and December, the Company incurred $42,812 for its share of costs of reentering and reworking wells on these properties and getting production equipment set up. During January 2000, these properties were placed into production and the Company began earning revenues.


NOTE 6:   SUBSEQUENT EVENTS

As mentioned above, the Company's oil and gas properties have begun revenue generation in January 2000 while work continues on other wells. The Company has incurred an additional $6,647 in costs on this property during January.

Since December 31, 1999, the Company has raised $6,100 in additional capital through its stock offering and collected the $5,132 shown as stock subscription receivable at December 31, 1999.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

The quarter ended December 31, 1999 was the first quarter of activity following the change in control of the corporation on October 12, 1999. The Company initiated a limited private placement of the Company's common stock in order to raise working capital. The Company also began work to bring the JFS property in Dimmit County, Texas back into production. After significant efforts the operator was able to place the property back in production in January, 2000. The Company is actively engaged in reviewing acquisitions of producing properties in the oil and gas sector, and as soon as funds are available, the Company expects to close certain transactions. The Company is also attempting to return the Company's common shares to a trading status by arranging with a market maker to sponsor the Company's stock with the National Association of Securities Dealers. The Company expects trading to resume either late in the second quarter or early in the third quarter of the current fiscal year.

In the same quarter of the previous year the Company initiated a funding campaign to cause the Company to become current in its state filings and engaged compliance and accounting personnel to bring the Company back into a full reporting status with the SEC as well as with other regulatory agencies. The first issuance of stock was on September 1, 1998 for expenses incurred in bringing the Company current with the state filings in Kansas. On August 25, 1998 the Company was in good standing and authorized to engage in business as a Kansas corporation.

Liquidity and Capital Resources:

During the current quarter the Company began a limited private placement of the Company's common stock in order to raise working capital. When revenues begin on the JFS property, sometime in the Company's second quarter, the Company expects to see modest revenues. The Company also intends to continue the private placement mentioned previously and raise sufficient working capital. The Company also is exploring the possibility of obtaining bank loans to further enhance production and revenues from the JFS property. At this time there is no assurance that this effort will succeed, but the Company is also pursuing acquisitions of oil and gas properties using the Company's common stock. The Company also is exploring possible transactions whereby the Company will earn consulting fees for arranging acquisition. This process may provide cash for operations and investment.

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

The assets as of December 31, 1999 were $42,968 consisting primarily of the JFS property. The Company acquired this interest through the change of control transaction on October 12, 1999. The Company did not have any assets or liabilities on September 30, 1998 or on December 31, 1997.


Revenues and Expenses:

There were no revenues reported during the current quarter. The expenses incurred reflect the increased activity of the period relative to the inactivity of the year earlier quarter. The Company expects both revenues and expenses to increase as the Company becomes more active.

The Company reported a loss of $50,923 for the three months ended December 31, 1999.

The Company issued a total of 97,900,000 shares during the quarter increasing the shares outstanding from 65,015,890 on September 30, 1999 to 162,915,890 on December 31, 1999. These shares (97,500,000) were primarily issued in connection with the change of control transaction on October 12, 1999.

A filing was made during the quarter on Form 8-K dated October 29, 1999, disclosing the change in control of the Company.

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

                                    GOLDEN CHIEF RESOURCES, INC.


Date:  March 24, 2000               /s/   JAMES W. LANDRUM
                                    By:  James W. Landrum, President


                                    /s/   M. H. MCILVAIN
                                    By:  M. H. McIlvain, Executive Vice
                                         President and Chief Financial Officer