Form 10QSB
period 2000-03-31
GOLDEN CHIEF RESOURCES INC
filed 2000-05-15
CIK 752391

                   U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 2000


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

There were 163,371,890 shares of common stock, No Par Value, outstanding as of March 31, 2000.

Transitional Small Business Disclosure Format (check one);  Yes [ ]  No [X]

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

       REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Golden Chief Resources, Inc.
Terrell, Texas

We have reviewed the accompanying balance sheet of Golden Chief Resources, Inc. (a development stage enterprise) (the "Company") as of March 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the three and six months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the selected information for financial statements, the Company discontinued previous operations in 1986 and is in the process of reemerging from dormancy. At the date of these financial statements, the Company had acquired assets and is in the process of raising capital. However, revenues have not been generated. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

May 9, 2000
                                    2

                       Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

                             Balance Sheets

                                                   March 31,   September 30,
                                                      2000        1999
                                                   ---------    ---------
                                                  (Unaudited)


                                 ASSETS

Current Assets:
   Cash                                            $   2,338    $  84,767
   Marketable securities                                  -         6,090
                                                   ---------    ---------
      Total Current Assets                             2,338       90,857

Property and  Equipment
   Oil and gas properties                             51,782           -
   Less accumulated depletion                         (7,021)          -
                                                   ---------    ---------
                                                      44,761           -
                                                   ---------    ---------

   TOTAL ASSETS                                    $  47,099    $  90,857
                                                   =========    =========



                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Current Liabilities
      Accounts payable                             $  62,282    $      -
      Accrued expense due to related parties          92,467       90,757
                                                   ---------    ---------

   Total Current Liabilities                         154,749       90,757
                                                   ---------    ---------


Stockholders' Equity:
   Common stock, no par value (500,000,000
    shares authorized, 163,371,890 and
    65,015,890 outstanding)                        1,156,276    1,070,676
   Accumulated deficit                              (994,640)    (994,640)
   Deficit accumulated during the
     development stage                              (269,286)     (75,936)
                                                   ---------    ---------
      Total Stockholders' Equity                    (107,650)         100
                                                   ---------    ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  47,099    $  90,857
                                                   =========    =========

See accompanying selected information and accountants' report.
                                      3

                       Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

                        Statements of Operations
         For Three and Six Months Ended March 31, 2000 and 1999
                              (Unaudited)

                               Cumulative
                               During the
                               Development         Three Months              Six Months
                                 Stage           2000        1999         2000          1999
                               -----------    ---------   ----------    ---------    ---------

Revenues
   Oil and gas                   $   8,138    $   8,138   $       -     $   8,138    $      -
   Other                             1,035           97          861           97          861
                                 ---------    ---------   ----------    ---------    ---------
      Total Revenues                 9,173        8,235          861        8,235          861

Costs of Revenues                   25,200       25,200           -        25,200           -
                                 ---------    ---------   ----------    ---------    ---------

   Gross Profit                    (16,027)     (16,965)         861      (16,965)         861
                                 ---------    ---------   ----------    ---------    ---------

Operating Expenses:
   Director and officer
     compensation                  204,315      104,258           -       112,258          300
   Consulting fees                  41,000        1,000           -        32,000           -
   Professional fees                24,843        8,335          302        8,637        2,476
   Travel                           11,710        4,801           -        11,710           -
   Other                            13,354        7,068           35       11,819           56
                                 ---------    ---------   ----------    ---------    ---------
   Total Operating Expenses        295,222      125,462          337      176,424        2,832
                                 ---------    ---------   ----------    ---------    ---------

Income/(Loss) from Operations     (311,249)    (142,427)         524     (193,389)      (1,971)

Other Income/(Expense)
  Gain/(loss) on sale of
    investments                     41,332           -           886       (5,015)         886
  Unrealized gain on
   investments                          -            -           853        4,941          853
  Interest income                      631           -            -           113           -
                                 ---------    ---------   ----------    ---------    ---------
Income/(loss) before
   income taxes                   (269,286)    (142,427)       2,263     (193,350)        (232)

   Income taxes                         -            -            -            -            -
                                 ---------    ---------   ----------    ---------    ---------

Net Income/(Loss)                $(269,286)   $(142,427)  $    2,263    $(193,350)   $    (232)
                                 ---------    ---------   ----------    ---------    ---------


Earnings/(Loss) per Share        $   (0.00)   $   (0.00)  $    0.00     $   (0.00)   $   (0.00)

Weighted Average Shares
   Outstanding                  76,042,933  163,086,143  61,601,583   156,507,928   56,610,924

See accompanying selected information and accountants' report.
                                      4

                       Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

                   Statements of Stockholders' Equity
         For Three and Six Months Ended March 31, 2000 and 1999
                              (Unaudited)

                                                                                        Deficit
                                                                                      Accumulated
                                                                                       During the
                                                Common Stock           Accumulated    Development
                               Date       Shares           Amount        Deficit         Stage
                              -----    -----------       ----------    ----------     -----------
Balances, September 30, 1997            32,217,050       $  994,640    $ (994,640)    $        -
Shares authorized for
 issuance for services and
 expenses                     09/98     15,941,000            1,594            -               -
Net (loss) for year                             -                -             -           (1,594)
                                       -----------       ----------    ----------     -----------
Balances, September 30, 1998            48,158,050          996,234      (994,640)         (1,594)

Shares issued for:
   Expenses                   10/98      5,688,920            2,477            -               -
   Marketable securities      12/98      7,219,320            7,219            -               -
   Cash                       01/99        330,000            3,300            -               -
   Marketable securities      02/99        894,600            8,946            -               -
   Consulting                 03/99        500,000           10,000            -               -
   Cash                       04/99        200,000            2,000            -               -
   Expenses                   04/99        200,000            4,000            -               -
   Cash                       07/99        450,000            9,000            -               -
   Marketable securities      07/99      1,375,000           27,500            -               -
Net (loss) for year                             -                -             -          (74,342)
                                       -----------       ----------    ----------     -----------
Balances, September 30, 1999            65,015,890        1,070,676      (994,640)        (75,936)

Shares issued for:
   Oil and gas properties     10/99     97,500,000               -             -               -
   Cash                       10/99        250,000           25,000            -               -
   Cash                       11/99         50,000            5,000            -               -
   Cash and subscription      12/99        100,000           10,000            -               -
   Cash                       01/00         51,000            5,100            -               -
   Cash                       02/00        260,000           26,000            -               -
   Cash                       03/00        145,000           14,500            -               -
Net (loss) for period                           -                -             -         (193,350)
                                       -----------       ----------    ----------     -----------

Balances, March 31, 2000               163,371,890       $1,156,276    $ (994,640)    $  (269,286)
                                       ===========       ==========    ==========     ===========

See accompanying selected information and accountants' report.
                                      5

                       Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

                        Statements of Cash Flows
                     Increases/(Decreases) in Cash
              For Six Months Ended March 31, 2000 and 1999
                              (Unaudited)

                                                Cumulative
                                                During the
                                               Development
                                                  Stage       2000       1999
                                               ---------   ---------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                    $(269,286)  $(193,350)  $  (232)
 Adjustments to reconcile net income/(loss)
   to net cash flows from operations:
   Depletion                                       7,021       7,021        -
   Loss/(gain) on sale of securities             (41,332)      5,015      (886)
   Unrealized loss/(gain) on securities               -       (4,941)     (853)

   Services and expenses purchased with stock     18,071          -      2,495
 Accounts and accrued payables                   154,749      63,992        -
                                               ---------   ---------   -------
NET CASH PROVIDED/(USED) BY OPERATING
ACTIVITIES                                      (130,777)   (122,263)      524
                                               ---------   ---------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Costs of developing oil and gas properties    (51,782)    (51,782)       -
   Proceeds from sale of securities               96,028       6,016     8,086
   Purchase of marketable securities             (11,031)         -     (3,617)
                                               ---------   ---------   -------
NET CASH PROVIDED/(USED) BY INVESTING
ACTIVITIES                                        33,215     (45,766)    4,469
                                               ---------   ---------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds stock sales                           99,900      85,600     3,300
   Proceeds from short term notes                 10,000      10,000        -
   Repayment of short term notes                 (10,000)    (10,000)       -
                                               ---------   ---------   -------
NET CASH PROVIDED BY FINANCING ACTIVITIES         99,900      85,600     3,300
                                               ---------   ---------   -------

 Increase/(decrease) in cash for period            2,338     (82,429)    8,293

   Cash, Beginning of period                          -       84,767        -
                                               ---------   ---------   -------

   Cash, End of period                         $   2,338   $   2,338   $ 8,293
                                               =========   =========   =======

Supplemental Disclosures:

 Cash payments for:
   Interest                                    $      -    $      -    $   -
   Income taxes                                       -           -        -
 Stock issued for:
   Various expenses                                3,771          -        -
   Consulting                                     10,300          -        -
   Professional services                           4,000          -        -
   Marketable securities                          43,665          -        -

See accompanying selected information and accountants' report.
                                      6

                       Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

             Selected Information for Financial Statements
                Six Months Ended March 31, 2000 and 1999


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the six-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

Development Stage Enterprise -- The Company returned to the development stage in August 1998 when its President began the process of reinitializing the Company from its dormant state. This process has included identifying, evaluating, structuring, and completing an agreement with a group with a business plan, as discussed below. The Company will exit the development stage once it has generated operations and revenues of significance.

Going Concern Issues -- The Company has had no operations since 1986 until November 1999 and had not generated any revenues from its operations started then. In January 2000, activities begun in November 1999 have generated revenues. However, such revenues have not been significant enough to overcome expenses. Additional development of the properties acquired by the Company and Managements plan of operations require significant additional capital generation. Although efforts to raise capital have met with some success during the first six months, there is no guarantee that sufficient capital will be available. Management is continuing its efforts to raise capital to be able to exploit the potentials indicated by its oil and gas properties and to follow its plan of additional oil and gas acquisitions. The Company is not in significant danger of dissolution as long as the Management controls the costs being incurred. However, without the infusion of additional capital, the Company is not currently in a position to initiate significant portions of its plan of operations.

Oil and Gas Properties   The Company records its oil and gas producing
activities under the full cost method of accounting, and accordingly, capitalizes all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded until the proceeds from dispositions exceed the Company's basis in the full cost pool.

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


NOTE 2:   CHANGE IN CONTROL

On October 12, 1999, the Company issued 97,500,000 shares of restricted common stock to Red River Properties, Inc. (RRPI) in exchange for the assignment of a 10% working interest in the JFS Field in Dimmit County, Texas. This field has not produced oil or gas during the last three years. RRPI had contracted with a third party to reenter wells on the property with the purpose of reestablishing production. The Company will pay its share of such costs of reentering and reworking the wells as well as any ongoing operating expenses. As a result of this stock issuance, RRPI and its owners, have taken control of the Company due to their 60% ownership interest after the issuance of common stock to RRPI. In addition to the 97,500,000 shares issued to RRPI for this acquisition, affiliates of RRPI have been granted options to acquire 14,800,000 shares of the Company with an exercise price of $0.10 per share which expire at various dates through 2010 and options for 10,500,000 with an exercise price of $0.20 per share which expire partially in 2004 and partially in 2010.

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

As part of the change in control, the Company's former management was allowed to pay out the Company's accumulated assets at October 12, 1999 as compensation for efforts put forth to restart the Company. This compensation was accrued at September 30, 1999 with minimal impact on the operations being reported for the Company during the current fiscal year.


NOTE 3:   STOCK TRANSACTIONS

During the first six months, the Company issued the shares described above and issued an additional 856,000 restricted shares pursuant to Management's fund-raising efforts. Shares are being offered at $.10 per share.

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


NOTE 4:   INVESTMENTS

During the year ended September 30, 1999, the Company acquired shares of Kit Karson Corporation from its president of the time in exchange for newly issued restricted shares of the Company. Kit Karson is a bulletin board stock that traded in the $.20 to $2.00 price range during the year. The Company had planned to hold or sell the stock as needed in order to pay costs of restarting the Company. These shares were transferred to the past president as compensation at fair value on October 12, 1999, as part of the agreement with new management.


NOTE 5:   OIL AND GAS PROPERTIES

As discussed above, the Company acquired a 10% working interest in non-producing properties in October 1999. During the period from November 1999 to March 2000, the Company incurred $51,782 for its share of costs of reentering and reworking wells on these properties and getting production equipment set up. During January 2000, these properties were placed into production and the Company began earning revenues.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

The quarter ended March 31, 2000 was the second quarter of activity following the change in control of the corporation on October 12, 1999. The Company continued a limited private placement of the Company's common stock in order to raise working capital. The Company also placed the JFS property in Dimmit County, Texas back on production. After significant efforts the operator was able to place the property back on production in January of 2000. The property continues to produce, and further enhancement of the production is expected to begin when funds become available. The Company is actively engaged in reviewing acquisitions of producing properties in the oil and gas sector, and as soon as funds are available the Company expects to close certain transactions. The Company is also attempting to return the Company's common shares to a trading status by arranging with a market maker to sponsor the Company's stock with the National Association of Securities Dealers. The Company expects trading to resume early in the third quarter of this fiscal year.

In the same quarter of the previous year the Company continued to search for a merger partner or close a business combination.

Liquidity and Capital Resources:

During the current quarter the Company continued a limited private placement of the Company's common stock in order to raise working capital. Revenues began on the JFS property, and the Company expects to see modest revenues until such point that further enhancement of the property can be accomplished. The Company also intends to continue the private placement mentioned previously and raise sufficient working capital. The Company also is exploring the possibility of obtaining bank loans to further enhance production and revenues from the JFS property. At this time there is no assurance that this effort will succeed, but the Company is also pursuing acquisitions of oil and gas properties and companies using the Company's common stock.

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

The assets as of March 31, 2000 were $47,009 consisting primarily of the JFS property. The Company acquired this interest through the change of control transaction on October 12, 1999. The Company did not have any assets or liabilities on September 30, 1998 or on December 31, 1997.

Revenues and Expenses:

The Company reported revenues of $8,138 during the current quarter, all of which arose from the JFS property. The expenses incurred reflect the increased activity of the period relative to the inactivity of the year earlier quarter. The Company expects both revenues and expenses to increase as the Company becomes more active.

The Company reported a loss of $142,427 for the three months ended March 31, 2000 as compared to net income of $2,263 for the previous year's quarter. These results reflect the increased activity of the Company. The Company reported a loss of $193,350 for the six months ending March 31, 2000 as compared to a loss of $232 for the same period a year ago. These results also are reflective of the increased level of activity.

The Company issued a total of 456,000 shares during the quarter increasing the shares outstanding from 162,915,890 on December 31, 1999 to 163,371,890 on March 31, 2000. These shares (456,000) were issued in connection with the limited private placement of Company shares.

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

The following schedule contains summary financial information which has been extracted from the consolidated financial statements of GOLDEN CHIEF RESOURCES INC. for the interim financial statements filed on Form 10-QSB for the periods indicated. These summary schedules are qualified in their entirety by reference to such financial statements and the notes thereto.


                                SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GOLDEN CHIEF RESOURCES, INC.

Date:  May 12, 2000                     /s/   JAMES W. LANDRUM
                                        By:  James W. Landrum, President


                                        /s/   M. H. MCILVAIN
                                        By:  M. H. McIlvain, Executive Vice
                                        President and Chief Financial Officer