Form 10QSB
period 2000-06-30
GOLDEN CHIEF RESOURCES INC
filed 2000-08-16
CIK 752391

                   U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended JUNE 30, 2000


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

        There were 164,141,890 shares of common stock, No Par Value, outstanding as of June 30, 2000.

Transitional Small Business Disclosure Format (check one);  Yes [ ]  No [X]

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


       REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Golden Chief Resources, Inc.
Terrell, Texas

We have reviewed the accompanying balance sheet of Golden Chief Resources, Inc. (a development stage enterprise) (the ?Company?) as of June 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the three and nine months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the selected information for financial statements, the Company discontinued previous operations in 1986 and is in the process of reemerging from dormancy. At the date of these financial statements, the Company had acquired assets and is in the process of raising capital. However, revenues have not been generated. These facts raise substantial doubt about the Company?s ability to continue as a going concern. Management?s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.

Abilene, Texas

August 14, 2000

                       Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

                             Balance Sheets

                                                    June 30,   September 30,
                                                      2000         1999
                                                   ---------    ----------
                                                  (Unaudited)

    ASSETS

Current Assets:
    Cash                                           $    (347)   $   84,767
    Marketable securities                                 -          6,090
                                                   ---------    ----------
        Total Current Assets                            (347)       90,857
                                                   ---------    ----------

Property and  Equipment
    Oil and gas properties                            57,983            -
    Less accumulated depletion                        (4,063)           -
                                                   ---------    ----------
                                                      53,920            -
                                                   ---------    ----------

    TOTAL ASSETS                                   $  53,573    $   90,857
                                                   =========    ==========


    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Current Liabilities
        Accounts payable                           $  89,381    $       -
        Accrued expense due to related parties       153,608        90,757
                                                   ---------    ----------
    Total Current Liabilities                        242,989        90,757
                                                   ---------    ----------


Stockholders' Equity:
  Common stock, no par value (500,000,000 shares
    authorized, 164,141,890 and 65,015,890
    outstanding)                                   1,233,276     1,070,676
  Stock subscriptions receivable                     (25,000)           -
  Accumulated deficit                               (994,640)     (994,640)
  Deficit accumulated during the development
    stage                                           (403,052)      (75,936)
                                                   ---------    ----------
    Total Stockholders' Equity                      (189,416)          100
                                                   ---------    ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  53,573    $   90,857
                                                   =========    ==========


See accompanying selected information and accountants' report.
                                      3

                       Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

                        Statements of Operations
         For Three and Nine Months Ended June 30, 2000 and 1999
                              (Unaudited)

                               Cumulative
                               During the
                               Development         Three Months               Six Months
                                 Stage           2000        1999          2000        1999
                               -----------    ---------   ----------     ---------   ---------

Revenues
    Oil and gas                $    16,109    $   7,971   $       -      $  16,109   $      -
    Other                            2,035        1,000           38         1,097         899
                               -----------    ---------   ----------     ---------   ---------
        Total Revenues              18,144        8,971           38        17,206         899

Costs of Revenues                   38,000       18,320           -         38,000          -
                               -----------    ---------   ----------     ---------   ---------
        Gross Profit               (19,856)      (9,349)          38       (20,794)        899
                               -----------    ---------   ----------     ---------   ---------

Operating Expenses:
  Director and officer
     compensation                  264,315       60,000           -        172,258         300
  Consulting fees                   41,000           -            -         32,000          -
  Professional fees                 26,243        1,400        7,191        10,037       9,648
  Public relations                  50,000       50,000           -         50,000          -
  Travel                            17,198        5,488           -         17,198          -
  Other                             26,403       13,049        1,281        24,868       1,337
                               -----------    ---------   ----------     ---------   ---------
    Total Operating Expenses       425,159      129,937        8,472       306,361      11,285
                               -----------    ---------   ----------     ---------   ---------

(Loss) from Operations            (445,015)    (139,286)      (8,434)     (327,155)    (10,386)

Other Income/(Expense)
  Gain/(loss) on sale of
    investments                     41,332           -            -         (5,015)        867
  Unrealized gain on
    investments                         -            -         1,838         4,941       2,691
    Interest income                    631           -            -            113          -
                               -----------    ---------   ----------     ---------   ---------

(Loss) before income taxes        (403,052)    (139,286)      (6,596)     (327,116)     (6,828)

    Income taxes                        -            -            -             -           -
                               -----------    ---------   ----------     ---------   ---------

Net (Loss)                     $  (403,052)   $(139,286)  $   (6,596)    $(327,116)  $  (6,828)
                               ===========    =========   ==========     =========   =========


(Loss) per Share               $     (0.00)   $   (0.00)  $    (0.00)    $   (0.00)  $   (0.00)
                               ===========    =========   ==========     =========   =========

Weighted Average Shares
   Outstanding                  99,801,270  163,662,659   62,582,648   158,884,135  58,601,499
                               ===========  ===========   ==========   ===========  ==========

See accompanying selected information and accountants' report.
                                      4

                       Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

                   Statements of Stockholders' Equity

                              (Unaudited)

                                                                                        Deficit
                                                                                      Accumulated
                                                                                       During the
                                                Common Stock           Accumulated    Development
                               Date       Shares           Amount        Deficit         Stage
                              -----    -----------       ----------    ----------     -----------
Balances, September 30, 1997            32,217,050       $  994,640    $ (994,640)    $        -
Shares authorized for
 issuance for services and
 expenses                     09/98     15,941,000            1,594            -               -
Net (loss) for year                             -                -             -           (1,594)
                                       -----------       ----------    ----------     -----------
Balances, September 30, 1998            48,158,050          996,234      (994,640)         (1,594)

Shares issued for:
   Expenses                   10/98      5,688,920            2,477            -               -
   Marketable securities      12/98      7,219,320            7,219            -               -
   Cash                       01/99        330,000            3,300            -               -
   Marketable securities      02/99        894,600            8,946            -               -
   Consulting                 03/99        500,000           10,000            -               -
   Cash                       04/99        200,000            2,000            -               -
   Expenses                   04/99        200,000            4,000            -               -
   Cash                       07/99        450,000            9,000            -               -
   Marketable securities      07/99      1,375,000           27,500            -               -
Net (loss) for year                             -                -             -          (74,342)
                                       -----------       ----------    ----------     -----------
Balances, September 30, 1999            65,015,890        1,070,676      (994,640)        (75,936)

Shares issued for:
   Oil and gas properties     10/99     97,500,000               -             -               -
   Cash                       10/99        250,000           25,000            -               -
   Cash                       11/99         50,000            5,000            -               -
   Cash and subscription      12/99        100,000           10,000            -               -
   Cash                       01/00         51,000            5,100            -               -
   Cash                       02/00        260,000           26,000            -               -
   Cash                       03/00        145,000           14,500            -               -
   Cash                       06/00        270,000           27,000            -               -
   Public relations services  06/00        500,000           50,000            -               -
Net (loss) for period                           -                -             -         (327,116)
                                       -----------       ----------    ----------     -----------

Balances, June 30, 2000                164,141,890       $1,233,276    $ (994,640)    $  (403,052)
                                       ===========       ==========    ==========     ===========

See accompanying selected information and accountants' report.
                                      5

                       Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

                        Statements of Cash Flows
                     Increases/(Decreases) in Cash
              For Nine Months Ended June 30, 2000 and 1999
                              (Unaudited)

                                                Cumulative
                                                During the
                                               Development
                                                  Stage       2000       1999
                                               ---------   ---------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                   $(403,052)  $(327,116)  $(6,828)
  Adjustments to reconcile net income/(loss)
    to net cash flows from operations:
    Depletion                                      4,063       4,063        -
    Loss/(gain) on sale of securities            (41,332)      5,015      (867)
    Unrealized loss/(gain) on securities              -       (4,941)   (2,691)
    Services and expenses purchased with stock    68,071      50,000     6,477
  Accounts and accrued payables                  242,988     152,231        -
                                               ---------   ---------   -------
NET CASH PROVIDED/(USED) BY OPERATING
ACTIVITIES                                      (129,262)   (120,748)   (3,909)
                                               ---------   ---------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Costs of developing oil and gas properties    (57,982)    (57,982)       -
   Proceeds from sale of securities               96,028       6,016     8,086
   Purchase of marketable securities             (11,031)         -     (5,482)
                                               ---------   ---------   -------
NET CASH PROVIDED/(USED) BY INVESTING
ACTIVITIES                                        27,015     (51,966)    2,604
                                               ---------   ---------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds stock sales                          101,900      87,600     4,300
   Proceeds from short term notes                 10,000      10,000        -
   Repayment of short term notes                 (10,000)    (10,000)       -
                                               ---------   ---------   -------
NET CASH PROVIDED BY FINANCING ACTIVITIES        101,900      87,600     4,300
                                               ---------   ---------   -------

 Increase/(decrease) in cash for period             (347)    (85,114)    2,995

   Cash, Beginning of period                          -       84,767        -
                                               ---------   ---------   -------

   Cash, End of period                         $    (347)  $    (347)  $ 2,995
                                               =========   =========   =======

Supplemental Disclosures:

 Cash payments for:
   Interest                                    $      -    $      -    $   -
   Income taxes                                       -           -        -
 Stock issued for:
   Various expenses                                3,771          -     6,496
   Consulting                                     10,300          -        -
   Professional services                           4,000          -        -
   Marketable securities                          43,665          -    16,165
   Public relations                               50,000      50,000       -

See accompanying selected information and accountants' report.
                                      6

                       Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

             Selected Information for Financial Statements
                For Nine Months Ended June 30, 2000 and 1999


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the nine-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

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

Going Concern Issues -- The Company has had no operations since 1986 until November 1999 and had not generated any revenues from its operations started then. In January 2000, activities begun in November 1999 began generating revenues. However, such revenues have not been significant enough to overcome expenses. Additional development of the properties acquired by the Company and Managements plan of operations require significant additional capital generation. Although efforts to raise capital have met with some success during the first nine months, there is no guarantee that sufficient capital will be available. Management is continuing its efforts to raise capital to be able to exploit the potential indicated by its oil and gas properties and to follow its plan of additional oil and gas acquisitions. The Company is not in significant danger of dissolution as long as Management controls the costs being incurred. However, without the infusion of additional capital, the Company is not currently in a position to initialize significant portions of its plan of operations.

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

The shares issued to RRPI have been recorded as outstanding on the books of the Company without any issuance consideration being recorded. Correspondingly, the oil and gas properties acquired with these shares are being carried on the books with a zero basis. Accounting rules limit the amount that can be recorded on the books of the transferee entity to the basis of the asset in the hands of the transferor in related party transactions. RRPI had no basis in the properties transferred to the Company and is a related party due to RRPI's significant ownership after the transaction.

As part of the change in control, the Company's former management was allowed to pay out the Company's accumulated assets at October 12, 1999 as compensation for efforts put forth to restart the Company. This compensation was accrued at September 30, 1999 with minimal impact on the operations being reported for the Company during the current fiscal year.


NOTE 3:   STOCK TRANSACTIONS

During the first nine months, the Company issued the shares described above and issued an additional 883,000 restricted shares pursuant to Management's fund-raising efforts. Shares are being offered at $.10 per share.

As indicated in the Statement of Stockholders' Equity, during the year ended September 30, 1999, the Company has issued shares in payment of various expenses and for the acquisition of a stock investment. The consulting fees were paid for services rendered in locating possible merger candidates and assistance in negotiating a merger agreement. The investment, as presented below, was the acquisition of 30,000 shares of Kit Karson Corporation. During June 2000, the Company issued 500,000 shares valued at $.10 per share for public relations services primarily in the form of internet presence and promotion.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

The quarter ended June 30, 2000 was the third quarter of activity following the change in control of the corporation on October 12, 1999. The Company continued a limited private placement of the Company's common stock in order to raise working capital. The Company continued the operation of the JFS property in Dimmit County, Texas. After significant efforts the operator was able to place the property back on production in January 2000. The property continues to produce, and further enhancement of the production is expected to begin when funds become available. The Company is actively engaged in reviewing acquisitions of producing properties in the oil and gas sector, and as soon as funds are available the Company expects to close certain transactions. The Company was able to effect the resumption of trading of the Company's common stock in the over the counter market. The Company continues to explore possible transactions to further increase the assets and operations of the Company.

In the same quarter of the previous year the Company continued to search for a merger partner or close a business combination.

Liquidity and Capital Resources:

During the current quarter the Company continued a limited private placement of the Company's common stock in order to raise working capital. Revenues continued on the JFS property, and the Company expects to see modest revenues until such point that further enhancement of the property can be accomplished. The Company also intends to continue the private placement mentioned previously and raise sufficient working capital. The Company also is exploring the possibility of obtaining bank loans to further enhance production and revenues from the JFS property. At this time there is no assurance that this effort will succeed, but the Company is also pursuing acquisitions of oil and gas properties and companies using the Company's common stock.

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

The assets as of June 30, 2000 were $53,573 consisting primarily of the JFS property. The Company acquired this interest through the change of control transaction on October 12, 1999. The Company did not have any assets or liabilities on September 30, 1998 or on December 31, 1997.

Revenues and Expenses:

The Company reported revenues of $8,971 during the current quarter, nearly all of which arose from the JFS property. The expenses incurred reflect the increased activity of the period relative to the inactivity of the year earlier quarter and the Company's efforts to resume trading of the common stock. The Company expects both revenues and expenses to increase as the Company becomes more active.

The Company reported a loss of $139,286 for the three months ended June 30, 2000 as compared to a net loss of $6,596 for the previous year's quarter. These results reflect the increased activity of the Company. The Company reported a loss of $327,116 for the nine months ending June 30, 2000 as compared to a loss of $6,828 for the same period a year ago. These results also are reflective of the increased level of activity.

The Company issued a total of 770,000 shares during the quarter increasing the shares outstanding from 163,371,890 on March 31, 2000 to 164,141,890 on June 30, 2000. Of these shares, 270,000 were issued in connection with the limited private placement of Company shares and 500,000 shares were issued for public relations services.


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

                                        GOLDEN CHIEF RESOURCES, INC.

Date:  August 14, 2000                   /s/   JAMES W. LANDRUM
                                        By:  James W. Landrum, President


                                        /s/   M. H. MCILVAIN
                                        By:  M. H. McIlvain, Executive Vice
                                        President and Chief Financial Officer