Form 10KSB40/A
period 2000-09-30
GOLDEN CHIEF RESOURCES INC
filed 2001-02-23
CIK 752391

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB

           Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


          For the fiscal year ended September 30, 2000

                 Commission file number: 0-12809

                  GOLDEN CHIEF RESOURCES, INC.
         (Name of small business issuer in its charter)

State of Kansas                                             48-0846635
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification #)

             3109 Carlisle, #100, Dallas, Texas 75204
       (Address of principal executive offices)(Zip code)

           Issuer's telephone number:  (214) 754-9160

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

State issuer's revenues for its most recent fiscal year  $19,419.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2000, was $3,576,156. The number of shares outstanding of the registrant's common stock on September 30, 2000, was 169,741,890 shares. On February 22, 2001, the Company had 215,986,890 shares outstanding.

PART I


Item 1.   Description of Business

(a)  Business Development

Golden Chief Resources, Inc. (the "Company") was incorporated in the State of Kansas on November 16, 1976, under the name of Art's Antique Autos, Ltd. The Company remained dormant for several years and had no appreciable assets or revenues until 1981. On August 14, 1981, the name of the corporation was changed to Golden Chief Resources, Inc. During September 1981, the Company entered into concurrent transactions wherein the Company issued stock to two groups in exchange for assets including cash, notes receivable, and working interests in oil and gas leases. The Company also acquired interests in several mining leases and acquired commercial real estate which was used for the Company's offices with extra space leased out to related parties.

Management abandoned the mining project since it did not result in the production of sufficient quantities of minerals and sold 50 percent of the investment in 1982. With the downturn of the real estate and oil and gas economies during the mid 1980's, the Company was forced to sell, close or abandon all of its oil and gas leases. The related companies which operated oil and gas leases also failed during this period and discontinued operations. The mortgagor on the Company's commercial real estate foreclosed on the property to satisfy the outstanding mortgage.

This series of transactions resulted in substantial losses of income and operating assets. Management decided to discontinue any further business operations and completed the liquidation of the few remaining assets during 1986. The Company has not operated since that time.

The Company initiated a new phase in fiscal year 1998. Management filed the necessary documents with the State of Kansas to reinstate its existence. Effective August 25, 1998, the Company's status with the State of Kansas was reinstated and the Company remains in good standing and authorized to engage in business as a Kansas corporation.

The Company continues to be in a development stage and will remain so until it has begun significant operations and is generating significant revenues.

During its fiscal year ended September 30, 2000, the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. The Company does not anticipate involvement or participation in any of the above proceedings. A change of management and control did occur on October 12, 1999 in which the Company acquired a 10% working interest in the JFS Field in Dimmit County, Texas in exchange for newly issued common stock.

On August 31, 2000, the Company entered into an agreement to acquire 100% of the issued and outstanding common stock of MJM Oil and Gas, Inc. ("MJM"). MJM is a privately held oil and gas operating company located in Richardson, Texas. MJM operates approximately 150 oil and gas wells in the State of Texas. The Agreement calls for the Company to issue up to 215,000,000 common shares, or so many thereof as required to equal thirty percent (30%) of the then issued and outstanding shares to MJM shareholders in exchange for all shares of MJM. The proposed transaction is contingent upon the Company's completion of a proposed offering of common stock (or other equity transaction) resulting in gross proceeds to the Company of a minimum of $10,000,000 for use in the exploitation, enhancement and development of the MJM properties. MJM currently operates the JFS Field in which Registrant owns a 10% working interest. The Company is reviewing various avenues of acquiring the necessary capital to complete the proposed transaction.

(b)  Business of Issuer

The Company is actively involved in the production and acquisition of oil and gas properties, but the activity is limited by the availability of sufficient funds to pursue this line of business on a more active basis. The Company currently has two employees.

The past business of the Company was carried on by Arthur Sykes, Jr., Donald D. Roehrman, and Jereta Sykes. The Company had no employees as of September 30, 1998 or September 30, 1999.

(c)  Reports to Security Holders

The Company does not intend to deliver an annual report to its security holders. The public may read and copy any materials filed with the SEC, such as this Form 10-KSB and Form 10-QSB reports. The Company is an electronic filer under the SEC's EDGAR filing program. Accordingly, the Company's filings are maintained by the SEC in a database at www.sec.gov and are available to all security holders.


Item 2.  Description of Property

As of September 30, 2000, the Company's assets consisted of working interests in the JFS Property in Dimmit County, Texas.

Oil and gas operations are and will be subject to federal, state and local laws and regulations and by political developments. The domestic production and sale of oil and gas are subject to federal regulation by the Department of Energy and the Federal Energy Regulation Commission. Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations. In addition, oil and gas operations are subject to extensive federal and state regulations concerning exploration, development, production, transportation and pricing, and to interruption or termination by governmental authorities.

The term "working interest" as used herein means all or a fractional part of the ownership rights granted by a concession or lease. The working interest, or a part thereof, pays all costs of operation and is entitled to the gross production less royalties retained by the grantor or lessor and less other royalties or non-operating interests created and assigned from the working interest.

There are currently 5 gas wells on the lease in which the Company owns a 10% working interest.

Gas Reserves

The following table summarizes certain information regarding the estimated proved natural gas reserves and estimated future net revenues of the Company and attributable to the Company's net revenue interests in the JFS Field located in Dimmit County, Texas. Such estimated reserves are based upon an evaluation report prepared by William W. Jackson, Petroleum Engineer of Richardson, Texas. More information is located in Note 12 to the Financial Statements attached hereto.

                       PROVED GAS RESERVES
                       September 30, 2000

                                                    (Mcf)
                                                  ---------
Proved developed and undeveloped reserves:
  Beginning of year                                      -
     Purchase of reserves in place                2,257,621
     Production                                      (9,151)
                                                  ---------
          End of year                             2,248,470
                                                  =========

Proved developed reserves:
     Beginning of year                                   =
                                                  =========
     End of year                                    485,509
                                                  =========

All of the Company's reserves are located within the United States and consist of natural gas. No estimates of reserves have been reported to or filed with any other Federal authority or agency during the year presented.

The reserve data herein represent only estimates that are based on subjective determinations. Accordingly, the estimates are expected to change, as additional information becomes available. Further, estimates of gas reserves, of necessity, are projections based on engineering and economic data. There are uncertainties inherent in the interpretation of such data, and there can be no assurance that the proved reserves set forth herein will ultimately be produced.

Proved developed producing reserves are those expected to be recovered from currently producing zones under continuation of present operating methods. Proved developed non-producing reserves consist of (i) reserves from wells which have been completed and tested but are not yet producing due to lack or market or minor completion problems which are expected to be corrected, and (ii) reserves currently behind the pipe in existing wells and which are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the well. Proved undeveloped reserves are those reserves which may be expected either from existing wells that will require major expenditure to develop or from undrilled acreage adjacent to productive units, which are reasonably certain of production when, drilled.

Oil and Gas Property and Equipment. The Company uses the full cost method of accounting for its oil and gas producing activities, which are located in Texas. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. See
Note 12 to the Financial Statements.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.


Item 3.  Legal Proceedings

As of February 21, 2001 there were no legal proceedings to which the Company was a party, and no litigation is known to be pending.


Item 4.  Submission of Matters to a Vote of Securities Holders

On October 12, 1999, a special meeting of shareholders was held in Wichita, Kansas at which the Company agreed to issue 97,500,000 common shares to Red River Properties, Inc. of Terrell, Texas and others ("The Red River Group) in exchange for a 10% working interest in oil and gas properties located in the JFS Field in Dimmit County, Texas. This transaction resulted in the Red River Group owning approximately 60% of the outstanding common shares. In exchange for past services rendered to the Company by Arthur Sykes, Jr. the Company transferred the minimal assets in the Company prior to the Red River transaction to Mr. Sykes.
No further matters were subsequently submitted to the shareholders.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)  Market Information

The Company's common stock is currently traded on the over the counter bulletin board. The stock began trading in the Spring of 2000, and the following table shows the quarterly trading information as provided by the National Quotation Bureau.

                           Closing Bid              Closing Ask
                         ---------------          ---------------
Quarter ended              High     Low            High      Low
------------------       --------  -----          -------   -----
June 30, 2000            $0.15625  $0.01          $0.3125   $0.12
September 30, 2000       $0.14     $0.05          $0.15     $0.06


As of February 21, 2001, certain options have been granted to officers and key personnel as follows: 14.8 million shares at an exercise price of $0.10 per share with expiration periods varying from December 31, 2000 to December 31, 2010; and 10.5 million shares at an exercise price of $0.20 per share with expiration periods varying from December 31, 2004 to December 31, 2010.

(b)  Holders

As of February 21, 2001, there were approximately 248 stockholders of record of the Company's common stock. Additional stockholders hold stock in street names; the number of street name holders is not available to the Company.

(c)  Dividends

The Company has not declared or paid dividends in the past, and does not anticipate doing so in the immediate future.


Item 6.  Management's Discussion and Analysis or Plan of Operations

Comparative analysis of revenues and expenses between the current year and the same period a year ago may be misleading since the Company reentered the oil and gas business in the current year and incurred costs and expenses relative to the oil and gas business. The Company also incurred expenses relative to the necessity for ongoing management to seek additional growth and opportunity for the Company. Over the last several months, the oil and gas industry has changed rapidly and drastically, since prices for both crude oil and natural gas have increased markedly. The Company expects natural gas prices to remain at levels considerably higher than those experienced during the decade of the 1990's due to what appears to be a shortfall in supply in North America. The Company expects that these increased prices could have a positive impact on the Company if the Company is able to increase its reserve base and increase the number of oil and gas properties owned.

The Company did receive oil and gas revenue of $18,419 during the year, but incurred lease operating expense and intangible costs relating to bringing the JFS Property back on production in the amount of $45,146. The increase in operating expenses relative to the last fiscal year is a direct result of the Company's re-entry into the energy industry.

As of the end of the fiscal year ended September 30, 1999, the Company did not have any income producing assets; however, the Company did receive $861 in oil revenues from an unclaimed account held in suspense since the 1980's during the second quarter ended March 31, 1999. Miscellaneous income of $38 was received during the quarter ended June 30, 1999 as interest income on a brokerage account held by the Company.

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

The Company initiated a new phase in fiscal year 1998. Management filed the necessary documents with the State of Kansas to reinstate its existence. Effective August 25, 1998, the Company's status with the State of Kansas was reinstated and the Company is currently in good standing and authorized to engage in business as a Kansas corporation.

During October 1999, the Company issued 97,500,000 shares in exchange for a 10% working interest in the JFS Field in Dimmit County, Texas. Also during the fiscal year ended September 30, 2000 the Company issued 1,226,000 shares for cash proceeds of $122,600 pursuant to a private placement, and additionally the Company issued 500,000 to a public relations firm to gain an Internet presence for the Company, 1,500,000 shares were issued to a consultant to increase public awareness of the Company, and in September 2000 the Company issued 4,000,000 shares in exchange for 100,000 shares of a closely-held private oil and gas company.

During the fiscal year ended September 30, 1999, 16,857,840 common shares were issued for expenses, marketable securities, and cash. Also, during the current year the Company sold certain assets in order to meet current cash requirements. The Company incurred a net loss of $74,342 due mainly to the provision for payment of compensation to management in the amount of $90,757.

In fiscal year 1998, while bringing the Company into compliance with the state, management incurred expenses which were reimbursed with the issuance of Company stock. In addition, officers of the Company were paid for past services with stock. A total of 15,941,000 shares of restricted common stock were issued to Arthur Sykes, Jr. and Donald D. Roehrman for past services provided to the Company valued at $1,000 and reimbursement of expenses totaling $594.

Subsequent Events

In October 2000, the directors agreed to issue 49,245,000 shares to Red River Properties, Inc. in exchange for an additional 15% working interest in the JFS oil and gas field. With this transaction, Red River and its assignees control approximately 67% of the outstanding shares of the Company. The Company entered into an agreement with Vision Publishing, Inc. of Parkland, Florida to represent the Company in various matters concerning promotion and tracking the Company's stock in exchange for 1,000,000 shares valued at $50,000.

Income Taxes

See Note 6 to the Financial Statements.

Disclosure Regarding Forward-Looking Statements

This Form 10-KSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-KSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-KSB, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.


Item 7.  Financial Statements

The financial statement information for the Company is set forth immediately following the signature page of this Form 10-KSB. See the Index to Financial Statements on page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements on accounting and financial disclosure with its auditor.

                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

Each of the officers and directors hold office for one year terms. None of the officers or directors have been involved in any material legal proceedings. The following are the officers and directors of the Company as of September 30, 2000:

     Name            Age              Position             Director Since
-------------------  ---      ---------------------------  --------------
James W. Landrum      51      President and Director           1999
Michael H. McIlvain   54      Vice President and Director      1999
Richard M. Hewitt     63      Secretary and Director           1999

Management.

James W. Landrum, age 51, Terrell, Texas is President and a director. Mr. Landrum is a business administration graduate of the University of Texas at Arlington. He has twenty years of experience in the oil and gas industry with Lanco Energy and for his own account. Between 1995 and 1998, he was President of Esco Elevators, Inc., an elevator manufacturing company and Megalith Corp., a public company, both of Fort Worth, Texas. Megalith owned Esco Elevators as a wholly-owned subsidiary.

Michael H. McIlvain, age 54, Tulsa, Oklahoma is Executive Vice-President and a director of the Company. Mr. McIlvain holds BS and MBA degrees from the University of Kansas. He has more than 20 years of experience in the oil and gas business, mainly with Clinton Oil Co., Wichita, Kansas, and Rickelson Oil and Gas Company, Tulsa, Oklahoma. Between 1994 and 1997, he was executive vice president of BeneFund, Inc., a publicly held telecommunications company based in Tulsa.

Richard M. Hewitt, age 63, Trophy Club, Texas is Secretary and a director. Mr. Hewitt is a graduate of Grinnell College and Southern Methodist University School of Law and has been a licensed attorney in Texas since 1963. Between 1964 and 1979, he was employed by the U.S. Securities and Exchange Commission in Fort Worth, Texas. Mr. Hewitt has been in private practice in the Dallas, Texas area since 1981 and has been a sole practitioner since 1992.


Item 10.  Executive Compensation

Upon the change in control of the Company discussed above the Company entered into employment agreements with both Mr. Landrum and Mr. McIlvain. These employment agreements had an initial term of three years and call for Mr. Landrum and Mr. McIlvain to receive salaries of $120,000 per year. The Company is currently accruing these salaries pending the time that the Company's cash position and liquidity can allow the officers to receive their compensation.

At September 30, 1999, a provision was made for the compensation of Mr. Sykes in the amount of $90,757, such amount being the total of assets in the Company at September 30, 1999 pursuant to a proposed business combination with the Red River Properties, Inc. Group more fully discussed in Subsequent Events.

During the first quarter of the previous fiscal year, the Company issued 5,388,920 shares valued at $2,177 to officers and directors or their assignees for expenses incurred on behalf of the Company. Additionally, 300,000 shares valued at $300 were issued for investment banking services and 7,219,320 shares valued at $7,219 were issued to a related entity in exchange for marketable securities.

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


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following is certain information regarding the Company's common stock as of September 30, 2000 with respect to (a) security ownership of each person known by the Company to own beneficially more than 5% of the Company's common stock, and (b) security ownership of management.

                 Ownership at September 30, 2000

                 Name and Address        Number of      Percent
Title of Class   of Beneficial Owner    Shares Owned   of Class     Notes
--------------   --------------------   ------------   --------  -----------

Common Stock     Arthur Sykes, Jr.       20,686,240     12.19%   See 1 below.
No Par Value     106 S. Parkdale
                 Wichita, KS  67209

Common Stock     Jereta Sykes             3,020,000      1.78%   See 2 below.
No Par Value     106 S. Parkdale
                 Wichita, KS  67209

Common Stock     LSCO Securities, Inc.*   9,138,640      5.38%   See 3 below.
No Par Value     106 S. Parkdale
                 Wichita, KS  67209

Common Stock     James W. Landrum        75,100,000     44.24%   See 4 below.
No Par Value     406 Griffith Avenue
                 Terrell, TX  75160

                 Name and Address        Number of      Percent
Title of Class   of Beneficial Owner    Shares Owned   of Class     Notes
--------------   --------------------   ------------   --------  -----------
      (continued)

Common Stock     M. H. McIlvain          19,000,000     11.19%   See 5 below.
No Par Value     3114 E. 83rd Street
                 Tulsa, OK  74137

Common Stock     Richard M. Hewitt        1,500,000      0.88%   See 6 below.
No Par Value     202 Fresh Meadow Drive
                 Trophy Club, TX  72626

Common Stock     Red River Properties,
No Par Value     Inc.                    59,100,000     34.82%   See 4 below.
                 406 Griffith Avenue
                 Terrell, TX  75160

All directors and officers
as a group (3 persons)                   95,600,000     56.32%

There are no family relationships between the officers and directors.

1. Arthur Sykes, Jr.'s shares include: 7,219,320 shares held in LSCO Securities, Inc. which Mr. Sykes controls; 1,919,320 shares held in Larmer Sykes Co., Inc. which Mr. Sykes controls; 37,500 shares held as custodian for minor children; and 11,510,100 shares held directly.

2. Jereta Sykes' shares include 3,020,000 shares held directly and 37,500 shares held as custodian for minor children.

3. LSCO Securities, Inc. is controlled by Arthur Sykes, Jr. and 1,919,320 shares are held by Larmer Sykes Co., Inc.

4. Of Mr. Landrum's shares 59,100,000 shares are held by Red River Properties, Inc. of which he is the President; 4,000,000 shares held by the 4 L-J Trust of which he is a Trustee; 4,000,000 shares held by the 4 L-K Trust of which he is a Trustee; 4,000,000 shares held by the 4 L-L Trust of which he is a Trustee; and 4,000,000 shares held by the 4 L-W Trust of which he is a Trustee. Mr. Landrum also was granted options to obtain up to 5,000,000 shares at $.10 per share through 12/31/2010 and 5,000,000 shares at $.20 per share through 12/31/2010.

5. Of Mr. McIlvain's shares 4,000,000 are held by Elizabeth L. McIlvain, his wife; 1,000,000 held by Elizabeth L. McIlvain as custodian for a minor child; and the remaining 14,000,000 shares are held directly. Mr. McIlvain was granted options to obtain up to 5,000,000 shares at $.10 per share through 12/31/2010 and 5,000,000 shares at $.20 through 12/31/2010.

6. Mr. Hewitt's shares are held as joint tenant with his wife Karen C. Hewitt. Mr. Hewitt was granted options to obtain up to 2,000,000 shares at $.10 per share through 12/31/2005.

7.      The directors include James W. Landrum, M. H. McIlvain, and Richard
        M. Hewitt.


(c) Changes in Control

A change in control occurred on October 12, 1999.


Item 12. Certain Relationships and Related Transactions

During the year ended September 30, 2000, the Company acquired an oil and gas property, from Red River Properties, Inc., an entity controlled by the Company's president. The Company also acquired an investment in a nonmarketable security from Red River. At September 30, 2000, Red River owed the Company $24,500 for funds received from investors who elected to receive stock of the Company rather than another investment opportunity being offered by Red River.

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


Item 13.  Exhibits and Reports on Form 8-K

A Form 8-K was filed on October 29, 1999 disclosing the change in control of the Company, and an additional report on Form 8-K was filed on September 7, 2000 discussing the possible acquisition of MJM Oil and Gas Company.


                           SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GOLDEN CHIEF RESOURCES, INC.


Date:  February 22, 2001                 /s/   JAMES W. LANDRUM
                                  By: James W. Landrum, President,
                                  Chief Executive Officer,

                                    /s/   MICHAEL H. MCILVAIN
                                  By:  Michael H. McIlvain
                                  Executive vice President and
                                  Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                  Title                    Date


/s/ JAMES W. LANDRUM         President &Director       February 22, 2001
James W. Landrum


/s/ MICHAEL H. MCILVAIN      Executive Vice President  February 22, 2001
Michael H. McIlvain           & Director


/s/ RICHARD M. HEWITT        Secretary & Director      February 22, 2001
Richard M. Hewitt

                        GOLDEN CHIEF RESOURCES, INC.
                      (A Development Stage Enterprise)


                        AUDITED FINANCIAL STATMENTS


                     T A B L E   O F   C O N T E N T S



    Report of Independent Certified Public Accountants . . . . .        1

    Balance Sheets . . . . . . . . . . . . . . . . . . . . . . .        2

    Statements of Operations . . . . . . . . . . . . . . . . . .        3

    Statement of Stockholders' Equity  . . . . . . . . . . . . .        4

    Statements of Cash Flows . . . . . . . . . . . . . . . . . .        5

    Notes to Financial Statements  . . . . . . . . . . . . . . .        6






                                    F-1









             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Golden Chief Resources, Inc.
Dallas, Texas

We have audited the accompanying balance sheets of Golden Chief Resources, Inc. (a development stage enterprise) (the "Company") as of September 30, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Chief Resources, Inc. at September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has agreed to disburse its assets and to acquire new assets in accordance with a change in control. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Robert Early & Company, P.C.
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

February 10, 2000



                                    F-2

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)

                               Balance Sheets

                                                          September 30,
                                                       2000           1999
                                                    ----------    -----------

                              ASSETS

Current Assets:
   Cash                                             $    5,156    $    84,767
   Accounts receivable-related party                    24,500             -
   Marketable securities                                    -           6,090
   Prepaid expenses                                    101,250             -
                                                    ----------    -----------
      Total Current Assets                             130,906         90,857
                                                    ----------    -----------

Property and Equipment:
   Oil and gas properties                               61,971             -
   Less accumulated depletion                           (5,420)            -
                                                    ----------    -----------
                                                        56,551             -
                                                    ----------    -----------

Other Assets:
   Investment in nonmarketable security                 20,000             -
                                                    ----------    -----------

   TOTAL ASSETS                                     $  207,457    $    90,857
                                                    ==========    ===========



               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                 $   96,831    $        -
   Accrued expenses                                      1,150             -
   Accrued expenses due to related parties             237,006         90,757
                                                    ----------    -----------
      Total Current Liabilities                        334,987         90,757
                                                    ----------    -----------



Stockholders' Equity:
Common stock, no par value (500,000,000 shares
 authorized, 169,741,890 & 65,015,890 outstanding)   1,398,276      1,070,676
Accumulated deficit                                   (994,640)      (994,640)
Deficit accumulated during the development stage      (531,166)       (75,936)
                                                    ----------    -----------
      Total Stockholders' Equity                      (127,530)           100
                                                    ----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  207,457    $    90,857
                                                    ==========    ===========


The accompanying notes are an integral part of these financial statements.
                                    F-3

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)

                          Statements of Operations
              For the Years Ended September 30, 2000 and 1999

                                                              Cumulative
                                                               During the
                                                               Development
                                        2000        1999         Stage
                                     -----------  ----------  -----------
Revenues:
   Oil and gas                       $    18,419  $       -   $    18,419
   Other income                            1,000         938        1,938
                                     -----------  ----------  -----------
          Total Revenues                  19,419         938       20,357
                                     -----------  ----------  -----------

Costs of Revenues:
   Lease operating expenses               41,772          -        41,772
   Depletion                               5,420          -         5,420
                                     -----------  ----------  -----------
      Total Cost of Revenues              47,192          -        47,192
                                     -----------  ----------  -----------

      Gross Profit                       (27,773)        938      (26,835)
                                     -----------  ----------  -----------

Operating Expenses:
   Director and officer compensation     232,258      91,057      324,315
   Consulting fees                            -       10,000       10,000
   Professional fees                      74,984      14,967       90,190
   Public relations                       50,000          -        50,000
   Rent                                    7,290          -         7,290
   Travel                                 23,100          -        23,100
   Other expenses                         39,863       1,180       41,398
      Total Operating Expenses           427,495     117,204      546,293
                                     -----------  ----------  -----------
Income from Operations                  (455,268)   (116,266)    (573,128)

Other Income/(Expenses):
   Gain/(loss) on sale of marketable
     securities                           (5,016)     46,347       41,331
   Interest income                           113         518          631
   Unrealized gain/(loss) on
     marketable securities                 4,941      (4,941)          -
                                     -----------  ----------  -----------

Income before income taxes              (455,230)    (74,342)    (531,166)

   Income taxes                               -           -            -
                                     -----------  ----------  -----------

Net Income                           $  (455,230) $  (74,342) $  (531,166)
                                     ===========  ==========  ===========

Earnings per Share                   $     (0.00) $    (0.00) $     (0.00)
                                     ===========  ==========  ===========

Weighted Average Shares Outstanding  160,566,685  60,230,126  107,753,224
                                     ===========  ==========  ===========

The accompanying notes are an integral part of these financial statements.
                                    F-4

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)

                     Statement of Stockholders' Equity
         For the Period from Reinitialization to September 30, 2000

                                                                     Deficit
                                                                   Accumulated
                                                                    During the
                                       Common Stock    Accumulated Development
                           Date    Shares       Amount    Deficit     Stage
                          ----- -----------  ----------  ---------  ---------
Balances, 10/01/96               32,217,050  $  994,640  $(994,640) $      -

Net income for the year                  -           -          -          -

Balances, 09/30/97               32,217,050     994,640   (994,640)        -

Shares issued for ser-
  vices and expenses      09/98  15,941,000       1,594         -          -
Net (loss) for the year                  -           -          -      (1,594)
                                -----------  ----------  ---------  ---------
Balances, 09/30/98               48,158,050     996,234   (994,640)    (1,594)

Shares issued for:
  Expenses                10/98   5,688,920       2,477         -          -
  Marketable securities   12/98   7,219,320       7,219         -          -
  Cash                    01/99     330,000       3,300         -          -
  Marketable securities   02/99     894,600       8,946         -          -
  Consulting              03/99     500,000      10,000         -          -
  Cash                    04/99     200,000       2,000         -          -
  Expenses                04/99     200,000       4,000         -          -
  Cash                    07/99     450,000       9,000         -          -
  Marketable securities   07/99   1,375,000      27,500         -          -
Net (loss) for the year                  -           -          -     (74,342)
                                -----------  ----------  ---------  ---------
Balances, 09/30/99               65,015,890   1,070,676   (994,640)   (75,936)

Shares issued for:
  Oil and gas properties  10/99  97,500,000          -          -          -
  Cash                    10/99     250,000      25,000         -          -
  Cash                    11/99      50,000       5,000         -          -
  Cash and subscription   12/99     100,000      10,000         -          -
  Cash                    01/00      51,000       5,100         -          -
  Cash                    02/00     260,000      26,000         -          -
  Cash                    03/00     145,000      14,500         -          -
  Cash                    06/00     270,000      27,000         -          -
  Public relations
    services              06/00     500,000      50,000         -          -
  Professional services   07/00   1,500,000     135,000         -          -
  Cash                    08/00     100,000      10,000         -          -
  Nonmarketable
    securities            09/00   4,000,000      20,000         -          -

Net (loss) for the year                  -           -          -    (455,230)
                                -----------  ----------  ---------  ---------
Balances, 09/30/00              169,741,890  $1,398,276  $(994,640) $(531,166)
                                ===========  ==========  =========  =========

The accompanying notes are an integral part of these financial statements.
                                    F-5

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)
                          Statements of Cash Flows
              For the Years Ended September 30, 2000 and 1999
                       Increases/(Decreases) in Cash

                                                                    Cumulative
                                                                    During the
                                                                   Development
                                              2000        1999         Stage
                                           ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                               $ (455,230) $  (74,342) $  (531,166)
  Adjustments to reconcile net (loss) to
   net cash provided by operations:
   Depletion                                    5,420          -         5,420
   (Gain)/loss on sale of securities            5,016     (46,347)     (41,331)
   Unrealized (gain)/loss on securities        (4,941)      4,941           -
   Stock issued for services and expenses      83,750      16,477      101,821
   Changes in:
  Accounts receivable                         (24,500)         -       (24,500)
  Accounts payable                             96,831          -        96,831
  Accrued expenses                            147,399      90,757      238,156
                                           ----------  ----------  -----------
NET CASH (USED) BY OPERATING ACTIVITIES      (146,255)     (8,514)    (154,769)
                                           ----------  ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase oil and gas properties             (61,971)         -       (61,971)
  Proceeds from sale of marketable
   securities                                   6,015      90,012       96,027
  Purchase of marketable securities                -      (11,031)     (11,031)
                                           ----------  ----------  -----------
NET CASH PROVIDED/(USED) BY INVESTING
   ACTIVITIES                                 (55,956)     78,981       23,025
                                           ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of stock                122,600      14,300      136,900
                                           ----------  ----------  -----------
Increase/(decrease) in cash for period        (79,611)     84,767        5,156
   Cash, Beginning of period                   84,767          -            -
                                           ----------  ----------  -----------

      Cash, End of period                  $   5,156   $   84,767  $     5,156
                                           ==========  ==========  ===========
Supplemental Disclosures:
  Cash payments for:
   Interest                                $       -   $       -   $        -
   Income taxes                                    -           -            -
  Stock issued for:
   Various expenses                             2,177       2,177        3,771
   Consulting                                  10,300      10,300       10,300
   Professional services                       54,000       4,000       54,000
   Marketable securities                       43,665      43,665       43,665
   Oil and gas properties                          -           -            -
   Prepaid professional services              135,000          -       135,000
   Nonmarketable security                      20,000          -        20,000

The accompanying notes are an integral part of these financial statements.
                                    F-6

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)

                       Notes to Financial Statements
                  Years Ended September 30, 2000 and 1999



GENERAL INFORMATION

The Company was incorporated as Arts Antique Autos, Ltd. in November 1976 in the State of Kansas. During the early 1980's the Company engaged in oil and gas operating, mining, real estate operations. During the mid 1980's, economic conditions caused the Company to lose its asset and revenue base. Management decided to discontinue any further business operations and completed the liquidation of the few remaining assets during 1986. The Company did not operate a line of business until the year ended September 30, 2000. During the fiscal year ended September 30, 1998, new assets were contributed in an attempt to revive the Company. In October 1999, interests in oil and gas properties were contributed by third parties in exchange for newly issued stock. This resulted in a change in control of the Company. Management's plans include efforts to raise operating and development capital followed by further acquisition and development of oil and gas properties.

DEVELOPMENT STAGE ENTERPRISE. Due to the loss of assets and operations in 1986, the Company's current activity is the initiation of a new phase. As a result, the Company is reemerging as a development stage enterprise. The Company will continue to be considered to be in a development stage until it has begun significant operations and is generating significant revenues.


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

OIL AND GAS PROPERTIES. The Company records its oil and gas producing activities under the full cost method of accounting. Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded until the proceeds from dispositions exceed the Company's basis in the full cost pool.

Amortization of oil and gas properties is computed on a composite units-of-production method based on all estimated proved reserves. All leasehold, equipment, and intangible costs associated with oil and gas properties are currently included in the base for computation and amortization unless the property has not been evaluated and no estimated reserves have been included for the property in the Company's total reserves. Unproved oil and gas properties are assessed for impairment either individually or on an aggregate basis. All of the Company's reserves are located within the United States.

LONG-LIVED ASSETS. Long-lived assets consist primarily of property and equipment, excess of cost over net assets of acquired businesses, and other intangible assets. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long-lived asset is reduced to its estimated fair value, less any costs associated with any final settlement. As of December 31, 2000, there was no impairment of the Company's long-lived assets.

INCOME TAXES. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company's differences arise principally from the difference in the way oil and gas assets are deducted and from the deductibility of accrued salaries for financial statement and income tax purposes

EARNINGS PER SHARE. Accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share excludes dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings of the entity on an "as if" converted basis. This is done by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potential dilutive securities. The Company had no dilutive securities during 2000 or 1999.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows. The Company had no cash equivalents at September 30, 2000 or 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Management estimates that the carrying value of financial instruments reported in the financial statements approximates their fair values.

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


NOTE 2:   MARKETABLE AND NONMARKETABLE SECURITIES

Investments in marketable securities are summarized as follows at September 30, 1999. No marketable securities were held at September 30, 2000.

                               Gross        Gross
                             Unrealized   Unrealized     Fair
                   Cost       Gain        Gain/(Loss)    Value
                ---------   -----------   -----------  --------
Common stock    $  11,031   $       -      $  4,941    $  6,090

During 1999, results of operations included a charge of $4,941 for the unrealized loss presented above. During 2000, this investment was liquidated for proceeds of $6,016 and a realized loss of $5,016.

In September 2000, the Company issued 4,000,000 common shares to a related party in exchange for 100,000 shares (1.5%) of Virgin Oil Company, a closely-held entity. This investment was recorded at the carryover basis of the related party, $20,000. At the present time these shares are not readily marketable.


NOTE 3:   OIL AND GAS PROPERTIES

As noted elsewhere, the Company acquired an interest in a non-producing field during the year ended September 30, 2000. This field had produced gas through 1992, but was shut in due to the low price of gas and the costs associated with producing the gas and making it marketable. With gas prices on the increase, the potential revenues made it viable to produce this field again. After reworking wells and production equipment, the field was returned to production in January 2000. Work continued on the field throughout the year. A petroleum engineer has estimated the Company's future development costs to bring the field to full production to be $852,500 with resulting discounted net cash flows at $2,874,875. The development costs are expected to be incurred during 2001 and 2002. Disclosures of unaudited information regarding reserves are presented at
Note 12.


NOTE 4:   STOCK TRANSACTIONS

In September 1998, the Board of Directors (the Board) increased the number of authorized shares of no-par common stock of the Company from 50,000,000 to 500,000,000. This action was taken with regard to recent merger or acquisition inquiries.

During September 1998, the Board approved the issuance of 15,941,000 shares of common stock to its President and Secretary for past services provided to the Company valued at $1,000 and reimbursement of expenses totaling $594.

During the quarter ended December 31, 1998, the Company issued 5,388,920 shares valued at $2,177 to officers and directors or their assignees for expenses incurred on behalf of the Company. Additionally, 300,000 shares valued at $300 were issued for investment banking services and 7,219,320 shares valued at $7,219 were issued to a related entity in exchange for marketable securities. During the last three quarters ending September 30, 1999, the Company issued 980,000 shares for $14,300 cash, 2,269,600 shares to related parties for marketable securities, and 700,000 shares valued at $14,000 for consulting and professional services.

During October 1999, the Company issued 97,500,000 shares in exchange for a 10% working interest in the JFS field in Dimmit County, Texas. Because this property was acquired from a related party, carryover basis was used to record the property. The related party had no basis in the property and the carryover basis was zero. During the year ended September 30, 2000, the Company issued 1,226,000 shares for cash proceeds of $122,600 pursuant to a private placement memorandum. A public relations firm was issued 500,000 shares valued at $50,000 for internet promotion of the Company. A consultant was employed to increase public awareness of the Company and assist with fund-raising programs in exchange for 1,500,000 shares valued at $135,000. In September 2000, 4,000,000 shares were issued in exchange for 100,000 shares of a closely-held oil and gas company. This interest represents less than 5% of the outstanding stock of the investee.

At September 30, 2000, the Company has reserved 25,200,000 shares of its authorized but unissued common stock for possible future issuance in connection with the potential exercise of stock options.


NOTE 5:   STOCK OPTIONS

At September 30, 2000, the Company had outstanding options for the purchase of its common stock as presented below. These options are related to employment agreements and services rendered to the Company.

          Exercise Price         Exercise Period     # of Shares
          ---------------       ----------------      ----------
          $0.10 per share       Through 12/31/00         200,000
          $0.10 per share       Through 12/31/02         500,000
          $0.20 per share       Through 12/31/04         500,000
          $0.10 per share       Through 12/31/05       4,000,000
          $0.10 per share       Through 12/31/10      10,000,000
          $0.20 per share       Through 12/31/10      10,000,000
                                                      ----------
                 Total                                25,200,000
                                                      ==========

NOTE 6:   INCOME TAXES

During its operations and the liquidation of its assets in 1986, the Company incurred net operating losses and generated investment tax credits which might provide benefits in reducing future tax liabilities. The losses were available to offset taxable income and the credits were available to offset regular income tax liability for a period of fifteen years after they were incurred. Although the amount of net operating losses and tax credits which have not expired has not been determined by management, it is believed that substantial losses may still be available to offset taxable income and income taxes generated through the fiscal year ending September 30, 2001. However, the significant change in ownership of the Company which occurred in October 1999 with the issuance of shares for an oil and gas interest functions to limit the Company's ability to utilize these deferred tax assets. Management has determined that any future utilization of these losses will be immaterial and that the cost of determining actual amounts at this time would be cost prohibitive. Additionally, since utilization of these deferred tax assets is not foreseeable, any value which might be attributable to them would be offset by a valuation allowance.

There is no provision for income tax expense or benefit in 2000 or 1999. This is due to the fact there is no current foreseeable taxable income against which to offset these losses. Net operating losses that are available to carry forward are presented in the table below.

                                              Amount of Net
                   Year of                   Operating Loss
                 Expiration                   Carry Forward

                 2018                             $   1,541
                 2019                                69,401
                 2020                               261,503
                                                  ---------
                                                  $ 332,445
                                                  =========

Income tax expense consists of the following at September 30, 2000 and 1999:

                                                           2000        1999
                                                        ---------    ---------
   Current federal income taxes                         $      -     $      -
   Current state income taxes                                  -            -

   Current income tax expense                                  -            -
   Deferred tax expense                                        -            -
                                                        ---------    ---------
                                                        $      -     $      -
                                                        =========    =========

The following table presents a reconciliation of income tax calculated at the statutory Federal rate to the Company's income taxes.

                                                           2000        1999
                                                        ---------    ---------
Tax calculated on financial statement net loss          $(154,778)   $ (25,276)
  Unrealized loss on marketable securities                 (1,680)       1,680
  Amortization and deduction of oil and gas properties    (10,016)          -
  Nondeductible expenses                                    1,213           -
  Deferral of accrued salaries                             76,350           -
  Net operating loss available for carry forward           88,911       23,596
                                                        ---------    ---------
   Provision for income taxes                           $      -     $      -
                                                        =========    =========

As discussed at Note 1, deferred tax assets and liabilities consist of the following:

                                                           2000         1999
                                                        ---------    ---------
   Deferred federal tax liability                       $  10,016    $      -
   Deferred state tax liability                             1,325           -
                                                        ---------    ---------
      Total Deferred Tax Liabilities                       11,341           -
                                                        ---------    ---------

   Deferred federal tax asset                             189,381       25,800
   Deferred state tax asset                                25,065        3,414
      Less valuation allowance                           (203,105)     (29,214)
                                                        ---------    ---------
          Total Deferred Tax Assets                        11,341           -
                                                        ---------    ---------

   Net Deferred Tax Assets and Liabilities              $      -     $      -
                                                        =========    =========

Although the Company has net operating loss carry-forwards as indicated above, it is not foreseeable when or if benefits arising from these losses will be realized. Due to this uncertainty, a valuation allowance has been established to defer recognition of any benefit until it becomes reasonably clear that these benefits will be utilized.

The following temporary differences gave rise to deferred tax assets/(liabilities):

                                                          2000         1999
                                                        ---------    ---------
   Unrealized loss on equity investments                $      -     $   4,941
   Accrued salaries                                       224,558           -
   Fixed assets                                           (29,459)          -
   Net operating loss carry-forwards                      332,445       70,942

NOTE 7:   RELATED PARTY TRANSACTIONS

During the year ended September 30, 1999, the Company's president and other related parties contributed marketable securities to the Company in exchange for newly issued restricted stock as discussed in Note 3. In addition, certain expenses were paid and reimbursed to these related parties with restricted stock, again, as mentioned in Note 3.

During the year ended September 30, 2000, the Company acquired an oil and gas property, as discussed at Note 6, from Red River Properties, Inc., an entity controlled by its president. The Company also acquired an investment in a nonmarketable security from Red River. At September 30, 2000, Red River owed the Company $24,500 for funds received from investors who elected to receive stock of the Company rather than another investment opportunity being offered by Red River.


NOTE 8:   EMPLOYMENT CONTRACTS

In March 2000, the Company entered into employment contracts which were effective back to October 12, 1999, and run through October 2002 (not including automatic annual renewals thereafter) with its president and vice-president. These contracts provide for salaries of $120,000 per year which are to be accrued if not paid, options to purchase specified numbers of shares, and other standard employee benefits should the Company elect to provide them to any employee. The aggregate commitment for future salaries at September 30, 2000, excluding stock options and other possible compensation, was approximately $488,000.


NOTE 9:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended September 30, 2000 and 1999.

                                                         2000         1999
                                                     -----------   ----------
Numerator:
   Net income from continuing operations             $  (455,230)   $ (74,342)
                                                     ===========   ==========

Denominator:
   Basic weighted average shares outstanding         160,566,685   60,230,126
   Dilutive options                                           -            -
                                                     -----------   ----------
   Denominator for diluted EPS                       160,566,685   63,230,126
                                                     ===========   ==========

Earnings/(loss) per share:
   Basic                                             $     (0.00)  $    (0.00)
   Diluted                                                 (0.00)       (0.00)

NOTE 10:   SUBSEQUENT EVENTS AND CURRENT ACTIVITIES

In October 2000, the directors approved an agreement to issue 49,245,000 shares to Red River Properties, Inc. in exchange for an additional 15% working interest in the JFS oil and gas field. With this transaction, Red River and its assignees control approximately 67% of the outstanding shares of the Company. Additionally, the Company has entered into an agreement with Vision Publishing, Inc. of Parkland, Florida to represent the Company in various matters concerning promotion and tracking the Company's stock in exchange for 1,000,000 common shares valued at $50,000.

In another agreement, the Company has agreed to acquire MJM Oil & Gas Company, the operator on the JFS field among other properties, in exchange for 100,000,000 common shares. This agreement is conditioned on the Company's achievement of certain funding levels and its ability to provided working capital to MJM for property development. As of February 21, 2001, this agreement has not been consummated.


NOTE 11:   GOING CONCERN

As discussed in the General Information regarding the Development Stage Enterprise, the Company has not had operations since 1986 and had disbursed essentially all of its existing assets at September 30, 1999. Subsequent activities since the financial statement date have not included significant revenue generating operations. The Company has generated some new capital, as indicated above, and has acquired an interest in a non-producing oil and gas lease which was placed in production in January 2000. Management's plans consist primarily of the generation of significant new capital. Should management prove unsuccessful in its fund-raising efforts, the Company is not in significant danger of a dissolution as long as the officers and directors are willing to pay the nominal costs of keeping it in good standing.


NOTE 12:   DISCLOSURES REGARDING OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The Company acquired its gas producing interest during the year ended September 30, 2000.

                     Reserve Quantities of Gas

                                                                    (MCF)
                                                                  ---------
   Proved developed and undeveloped reserves:
      Beginning of year                                                  -
      Purchases of reserves in place                              2,257,621
      Production                                                     (9,151)
                                                                  ---------
          End of year                                             2,248,470
                                                                  =========

   Proved developed reserves:
      Beginning of year                                                  -
                                                                  =========
      End of year                                                   485,509
                                                                  =========

All of the Company's reserves are located within the United States and consist of natural gas. No estimates of reserves have been reported to or filed with any other Federal authority or agency during the year presented.


     Results of Operations for Oil and Gas Producing Activities for the Year Ended September 30, 2000

   Sales of gas                                                   $  18,419

   Production costs (including taxes)                                41,772
   Depletion                                                          5,420
                                                                  ---------
       Total costs                                                   47,192
                                                                  ---------
   Results of operations from oil and gas producing
     activities (excluding corporate overhead)                    $ (28,773)
                                                                  ---------

All sales were to unaffiliated entities. Amortization costs were $0.59 per mcf.


       Capitalized Costs Relating to Oil and Gas Producing Activities

   Producing properties                                           $  61,971
   Accumulated Depletion                                             (5,420)
                                                                  ---------

   Net Capitalized Costs                                          $  56,551
                                                                  =========


Costs Incurred in Oil & Gas Property Acquisition, Exploration and Development

   Property acquisition costs                                     $      -
   Exploration costs                                                     -
   Development costs                                                 61,971
                                                                  ---------

      Total                                                       $  61,971
                                                                  =========

Although the Company acquired its reserves during the year ended September 30, 2000, such acquisition was from a related party who had no basis in the property. Because the acquisition was from a related party, the carryover basis was used to record the acquisition.

          Standardized Measure of Discounted Future Net Cash Flows

   Future cash inflows                                            $7,352,169
   Future production and development costs                        (2,400,689)
   Future income taxes                                            (1,250,029)
                                                                  ----------
   Future net cash flows                                           3,701,451
   10% annual discount for estimated timing
     of cash flows                                                (1,607,818)
                                                                  ----------
   Standardized measure of discounted future
     net cash flows                                               $2,093,633
                                                                  ==========

          Principal Sources of Changes in the Standardized Measure of Discounted Future Net Cash Flows

   Standardized measure - beginning of year                       $       -
   Acquisition of reserves in place                                2,766,371
   Sales, net of production costs                                     23,353
   Extensions and discoveries                                             -
   Changes in estimated future development costs                          -
   Revisions of quantity estimates                                        -
   Accretion of discount                                                  -
   Net change in income taxes                                       (696,091)
   Changes in production timing and other                                 -
   Changes in sales prices                                                -
                                                                  ----------
      Standardized measure - end of year                          $2,093,633
                                                                  ==========