Form 10QSB
period 2000-12-31
GOLDEN CHIEF RESOURCES INC
filed 2001-03-07
CIK 752391

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended DECEMBER 31, 2000


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                     Commission file number 0-12809

                      GOLDEN CHIEF RESOURCES, INC.
   (Exact name of small business issuer as specified in its charter)

     State of Kansas                                    48-0846635
State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         I. D. Number)

 3109 Carlisle, Suite 100, Dallas, Texas                      75204
(Address of principal executive offices)                   (Zip Code)

   Issuer's telephone number, including area code:    (214) 754-9161

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

      There were 219,986,890 shares of common stock, No Par Value, outstanding as of December 31, 2000.

Transitional Small Business Disclosure Format (check one);  Yes [  ]  No [X]

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements



       REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Golden Chief Resources, Inc.
Dallas, Texas

We have reviewed the accompanying balance sheet of Golden Chief Resources, Inc. (a development stage enterprise) (the "Company") as of December 31, 2000, and the related statements of operations, stockholders equity, and cash flows for the three months ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2001, we expressed an opinion on those financial statements which was qualified based on the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the selected information for financial statements, the Company discontinued previous operations in 1986 and is currently in the process of establishing business activity. At the date of these financial statements, the Company has acquired assets and is in the process of raising capital. However, significant revenues have not been generated and the Company has a significant deficit in stockholders' equity. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

March 2, 2001

                                     2

                        Golden Chief Resources, Inc.
                     (A Development Stage Enterprise)

                              Balance Sheets

                                                  December 31,   September 30,
                                                     2000           2000
                                                  ----------      ---------
                                                  (Unaudited)

                                  ASSETS

Current Assets:
     Cash                                        $        -       $   5,156
     Accounts receivable-related party                23,700         24,500
     Prepaid expenses                                105,000        101,250
                                                  ----------      ---------
        Total Current Assets                         128,700        130,906
                                                  ----------      ---------

Property and  Equipment
     Oil and gas properties (non-producing)           87,971         61,971
       Less Accumulated depletion                     (8,932)        (5,420)
                                                  ----------      ---------
        Total Property and Equipment                  79,039         56,551
                                                  ----------      ---------

Other Assets:
     Investment in nonmarketable security             20,000         20,000
                                                  ----------      ---------

     TOTAL ASSETS                                 $  227,739      $ 207,457
                                                  ==========      =========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Current Liabilities
        Accounts payable                         $   160,536      $  96,831
        Accrued expenses                                  -           1,150
        Accrued expense due to related parties       312,171        237,006
                                                  ----------      ---------
     Total Current Liabilities                       472,707        334,987
                                                  ----------      ---------


Stockholders' Equity:
     Common stock, no par value (500,000,000
     shares authorized, 219,986,890 and
     162,915,890 outstanding)                      1,448,276      1,398,276
     Accumulated deficit                            (994,640)      (994,640)
     Deficit accumulated during the development
      stage                                         (698,604)      (531,166)
                                                  ----------      ---------
        Total Stockholders' Equity                  (244,968)      (127,530)
                                                  ----------      ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   227,739      $ 207,457
                                                  ==========      =========

See accompanying selected information and accountants' report.
                                     3

                        Golden Chief Resources, Inc.
                     (A Development Stage Enterprise)

                         Statement of Operations
            For Three Months Ended December 31, 2000 and 1999
                               (Unaudited)

                                     Cumulative
                                     During the
                                     Development
                                        Stage            2000         1999
                                     ----------       ---------    ---------
Revenues:
  Gas sales                          $   26,895       $    8,476    $       -
  Other income                            1,938               -             -
                                     ----------       ----------    ----------
       Total Revenues                    28,833            8,476            -

Cost of Revenues:
  Lease operating expenses               79,706           37,934            -
  Depletion                               8,932            3,512            -
                                     ----------       ----------    ----------
       Total Cost of Revenues            88,638           41,446            -
                                     ----------       ----------    ----------
  Gross Profit                          (59,805)         (32,970)           -
                                     ----------       ----------    ----------
Operating Expenses:
  Personnel costs                       384,315           60,000         8,000
  Consulting fees                        10,000               -             -
  Professional fees                     128,363           38,173        31,302
  Public relations                       62,500           12,500            -
  Travel                                 34,047           10,947         6,909
  Rent                                    9,090            1,800            -
  Other                                  52,446           11,048         4,751
                                     ----------       ----------    ----------
       Total Operating Expenses         680,761          134,468        50,962
                                     ----------       ----------    ----------
Income from Operations                 (740,566)        (167,438)      (50,962)

Other Income/(Expenses)
  Gain/(loss) on sale of investments     41,331               -         (5,015)
  Unrealized gain on investments             -                -          4,941
  Interest income                           631               -            113
                                     ----------       ----------    ----------

Income before income taxes             (698,604)        (167,438)      (50,923)

  Income taxes                               -                -            -
                                     ----------       ----------    ----------
Net Income                           $ (698,604)      $ (167,438)   $  (50,923)
                                     ==========       ==========    ==========

Earnings per Share                   $    (0.01)      $    (0.00)   $    (0.00)
                                     ==========       ==========    ==========

Weighted Average Shares Outstanding 119,799,240      219,440,749   150,001,216
                                    ===========      ===========   ===========

See accompanying selected information and accountants' report.
                                     4

                        Golden Chief Resources, Inc.
                     (A Development Stage Enterprise)

                    Statement of Stockholders' Equity
            For Three Months Ended December 31, 2000 and 1999
                               (Unaudited)

                                                                     Deficit
                                                                   Accumulated
                                                                    During the
                                       Common Stock    Accumulated Development
                           Date    Shares       Amount    Deficit     Stage
                          ----- -----------  ----------  ---------  ---------
Balances, 10/01/96               32,217,050  $  994,640  $(994,640) $      -

Net income for the year                  -           -          -          -
                                -----------  ----------  ---------  ---------
Balances, 09/30/97               32,217,050     994,640   (994,640)        -

Shares issued for ser-
  vices and expenses      09/98  15,941,000       1,594         -          -
Net (loss) for the year                  -           -          -      (1,594)
                                -----------  ----------  ---------  ---------
Balances, 09/30/98               48,158,050     996,234   (994,640)    (1,594)

Shares issued for:
  Expenses                10/98   5,688,920       2,477         -          -
  Marketable securities   12/98   7,219,320       7,219         -          -
  Cash                    01/99     330,000       3,300         -          -
  Marketable securities   02/99     894,600       8,946         -          -
  Consulting              03/99     500,000      10,000         -          -
  Cash                    04/99     200,000       2,000         -          -
  Expenses                04/99     200,000       4,000         -          -
  Cash                    07/99     450,000       9,000         -          -
  Marketable securities   07/99   1,375,000      27,500         -          -
Net (loss) for the year                  -           -          -     (74,342)
                                -----------  ----------  ---------  ---------
Balances, 09/30/99               65,015,890   1,070,676   (994,640)   (75,936)

Shares issued for:
  Oil and gas properties  10/99  97,500,000          -          -          -
  Cash                    10/99     250,000      25,000         -          -
  Cash                    11/99      50,000       5,000         -          -
  Cash and subscription   12/99     100,000      10,000         -          -
  Cash                    01/00      51,000       5,100         -          -
  Cash                    02/00     260,000      26,000         -          -
  Cash                    03/00     145,000      14,500         -          -
  Cash                    06/00     270,000      27,000         -          -
  Public relations
    services              06/00     500,000      50,000         -          -
  Professional services   07/00   1,500,000     135,000         -          -
  Cash                    08/00     100,000      10,000         -          -
  Nonmarketable
    securities            09/00   4,000,000      20,000         -          -

Net (loss) for the year                  -           -          -    (455,230)
                                -----------  ----------  ---------  ---------
Balances, 09/30/00              169,741,890   1,398,276   (994,640)  (531,166)

See accompanying selected information and accountants' report.
                                     5

                        Golden Chief Resources, Inc.
                     (A Development Stage Enterprise)

                    Statement of Stockholders' Equity
            For Three Months Ended December 31, 2000 and 1999
                               (Unaudited)

                                                                     Deficit
                                                                   Accumulated
                                                                    During the
                                       Common Stock    Accumulated Development
                           Date    Shares       Amount    Deficit     Stage
                          ----- -----------  ----------  ---------  ---------
Shares issued for:
 Oil and gas properties   10/00  49,245,000  $       -   $      -   $      -
 Public relations
   services               10/00   1,000,000      50,000         -          -
 Net (loss) for period                   -           -          -    (167,438)
                                -----------  ----------  ---------  ---------
Balances, December 31, 2000     219,986,890  $1,448,276  $(994,640) $(698,604)
                                ===========  ==========  =========  =========






See accompanying selected information and accountants' report.
                                     6

                       Golden Chief Resources, Inc.
                     (A Development Stage Enterprise)

                         Statement of Cash Flows
                      (Increases/(Decreases) in Cash
            For Three Months Ended December 31, 2000 and 1999
                               (Unaudited)

                                              Cumulative
                                              During the
                                             Development
                                                Stage       2000        1999
                                             ----------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                  $ (698,604) $ (167,438) $ (50,923)
 Adjustments to reconcile net (loss) to
   net cash provided by operations:
   Loss/(gain) on sale of securities            (41,331)         -       5,015
   Unrealized loss/(gain) on securities              -           -      (4,941)

   Depletion                                      8,932       3,512
   Stock issued for services and expenses       114,321      12,500         -
 Changes in:
   Accounts receivable                          (23,700)        800         -
   Prepaid expenses                              33,750      33,750         -
   Accounts payables                            160,536      63,705    (33,834)
   Accrued expenses                             312,171      74,015         -
                                             ----------  ----------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES      (133,925)     20,844    (84,683)
                                             ----------  ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Costs of developing oil and gas properties     (87,971)    (26,000)   (42,812)
 Proceeds from sale of securities                96,027          -       6,016
 Purchase of marketable securities              (11,031)         -          -
                                             ----------  ----------  ---------
NET CASH USED IN INVESTING ACTIVITIES            (2,975)    (26,000)   (36,796)
                                             ----------  ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds stock sales                       136,900          -      34,868
     Proceeds from short term notes              10,000          -      10,000
     Repayment of short term notes              (10,000)         -      (8,000)
                                             ----------  ----------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES       136,900          -      36,868
                                             ----------  ----------  ---------

   Increase/(decrease) in cash for period            -       (5,156)   (84,611)

   Cash, Beginning of period                         -        5,156     84,767
                                             ----------  ----------  ---------

     Cash, End of period                     $       -   $       -   $     156
                                             ==========  ==========  =========


See accompanying selected information and accountants' report.
                                     7

                       Golden Chief Resources, Inc.
                     (A Development Stage Enterprise)

                         Statement of Cash Flows
                      (Increases/(Decreases) in Cash
            For Three Months Ended December 31, 2000 and 1999
                               (Unaudited)

(Continued)                                  Cumulative
                                             During the
                                             Development
                                                Stage       2000        1999
                                             ----------  ----------  ---------

Supplemental Disclosures:

      Cash payments for:
        Interest                             $       -   $       -   $      -
        Income taxes                                 -           -          -

      Stock issued for:
        Various expenses                          3,771          -          -
        Consulting                               10,300          -          -
        Professional services                    54,000          -          -
        Marketable securities                    43,665          -          -
        Prepaid professional services           135,000          -          -
        Prepaid public relations services        37,500      37,500         -
        Nonmarketable security                   20,000          -          -



See accompanying selected information and accountants' report.
                                     8



                        Golden Chief Resources, Inc.
                     (A Development Stage Enterprise)

              Selected Information for Financial Statements
               Three Months Ended December 31, 2000 and 1999


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the three-month period ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

Development Stage Enterprise -- The Company returned to the development stage in August 1998 when its President began the process of reinitializing the Company from its dormant state. This process has included identifying, evaluating, structuring, and completing an agreement with a group with a business plan, as discussed below. The Company will be deemed to have exited the development stage once it has generated operations and revenues of significance.

Going Concern Issues -- The Company had no operations from 1986 until November 1999 and has not generated sufficient revenues from its operations started then to approach its operating costs. In January 2000, activities begun in November 1999 started generated revenues. However, such revenues have not been significant enough to overcome expenses. Additional development of the properties acquired by the Company and the rest of Management's plan of operations requires significant additional capital generation. Although efforts to raise capital met with some success during the year ended September 30, 2000, there is no guarantee that sufficient capital will be available to accomplish the property development and plan of operations. Management is continuing its efforts to raise capital to be able to exploit the potentials indicated by its oil and gas properties and to follow its plan of additional oil and gas acquisitions. The Company is not in significant danger of dissolution as long as the Management controls the costs being incurred. However, without the infusion of additional capital, the Company is not currently in a position to initialize significant portions of its plan of operations.

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


NOTE 2:   STOCK TRANSACTIONS

During the first quarter, the Company issued 49,245,000 common shares to Red River Properties, Inc. (an entity controlled by the President of the Company) in exchange for an additional 15% of the JFS field. The Company now owns a 25% working interest in this field.

The Company also issued 1,000,000 common shares to an unrelated entity in exchange for promotional and stock monitoring services valued at $50,000.


NOTE 3:   OIL AND GAS PROPERTIES

As discussed above, the Company acquired an additional 15% working interest in the JFS field, a producing property, in October 2000. During November and December, the Company incurred $26,000 for its share of costs of reentering and reworking wells on this property and reworking production equipment. During January 2000, this property was placed into production and the Company began earning revenues.


NOTE 4:   CONTINGENCY

In August 2000, the Company entered into an agreement to acquire all of the outstanding shares of MJM Oil and Gas, Inc. in exchange for 215,000,000 common shares issued by the Company. This transaction is contingent upon the Company raising a minimum of $10,000,000 in funding to be available as working capital for the development of properties owned by MJM and for acquisition of other properties known of or identified by MJM. As of the date these financial statements are issued, the Company has not raised any of this funding and the agreement has not been consummated.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

The Company is actively engaged in reviewing acquisitions of producing properties in the oil and gas sector, and as soon as funds are available the Company expects to close certain transactions. (See Liquidity and Capital Resources below) During the quarter the Company's management actively sought capital to close the MJM transaction described in the next paragraph. The operation of the JFS property continued with efforts to synchronize the operation of the various components of the JFS field to enhance production of natural gas since spot prices for natural gas were near record levels during the quarter.

On August 31, 2000, the Company entered into an agreement to acquire 100% of the issued and outstanding common stock of MJM Oil and Gas, Inc. ("MJM"). MJM is a privately held oil and gas operating company located in Richardson, Texas. MJM operates approximately 150 oil and gas wells in the State of Texas. The Agreement calls for the Company to issue up to 215,000,000 common shares, or so many thereof as required to equal thirty percent (30%) of the then issued and outstanding shares to MJM shareholders in exchange for all of the outstanding shares of MJM. The proposed transaction is contingent upon the Company's completion of a proposed offering of common stock (or other equity transaction) resulting in gross proceeds to the Company of a minimum of $10,000,000 for use in the exploitation, enhancement and development of the MJM properties. MJM currently operates the JFS Field in which Registrant owns a 25% working interest. The Company is reviewing various avenues of acquiring the necessary capital to complete the proposed transaction.

The Company acquired an additional 15% working interest in the JFS field, a producing property, in October 2000. This additional interest is burdened by a net profits interest to an unrelated third-party which precludes the Company from receiving the revenues from this interest until the net profits interest is satisfied. The Company expects that with current prices and production that the net profits interest should be satisfied sometime in the Summer of 2001. During November and December, the Company incurred $26,000 for its share of costs of reentering and reworking wells on this property and reworking production equipment.

The quarter ended December 31, 1999 was the first quarter of activity following the change in control of the corporation on October 12, 1999. The Company initiated a limited private placement of the Company's common stock in order to raise working capital. The Company also began work to bring the JFS property in Dimmit County, Texas back on production. After significant efforts the operator was able to place the property back on production in January of 2000.

Liquidity and Capital Resources:

With the Company's stock price at extremely low levels the Company elected to temporarily suspend the private placement of the Company's stock. If the Company's share price returns to more advantageous levels the Company expects to resume limited placements of shares. The Company also is exploring possible transactions whereby the Company will earn consulting fees for arranging acquisitions. This process can also provide cash for operations and investment. The Company is also actively pursuing the capital necessary to close the MJM transaction discussed above.

During the year ago quarter the Company began a limited private placement of the Company's common stock in order to raise working capital. The Company continued the private placement until late in the previous fiscal year.

During September, 1998, the management of the Company began the process of bringing the Company back into compliance. The fiscal year end is September 30; therefore, the first quarter was primarily getting corporate documents and bookkeeping records together for the audit of 1998 and 1997.

The assets as of December 31, 2000 totaled $227,739 and consisted primarily of prepaid expenses and the JFS Property. The assets as of December 31, 1999 were $42,968 consisting primarily of the JFS property. The Company acquired this interest through the change of control transaction on October 12, 1999. The Company did not have any assets or liabilities on September 30, 1998 or on December 31, 1997.

Revenues and Expenses:

The Company reported revenues of $8,476 during the quarter. There were no revenues reported during the year ago quarter. The expenses incurred reflect the increased activity of the period relative to the inactivity of the year earlier quarter. The Company expects both revenues and expenses to increase as the Company becomes more active.

The Company reported a loss of $167,438 for the three months ended December 31, 2000 as compared with a loss of $50,923 in the same quarter of the previous year. The increase reflects increased activity during the current quarter.

The Company issued a total of 50,245,000 shares during the quarter increasing the shares outstanding from 169,741,890 on September 30, 2000 to 219,986,890 on December 31, 2000. Of these shares, 49,245,000 were issued in connection with the acquisition of the additional 15% working interest in the JFS Field discussed above.

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

                                            GOLDEN CHIEF RESOURCES, INC.


Date:  March 7, 2001                        /s/   JAMES W. LANDRUM
                                            By:  James W. Landrum, President


                                            /s/   M. H. MCILVAIN
                                            By:  M. H. McIlvain, Executive
                                            Vice President and Chief Financial
                                            Officer