Form 10QSB
period 2001-03-31
GOLDEN CHIEF RESOURCES INC
filed 2001-05-15
CIK 752391

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended MARCH 31, 2001


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


                  3109 Carlisle, #100, Dallas, Texas 75204
                  (Address of principal executive offices)

                               (214) 754-9161
              (Issuer's telephone number, including area code)


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        There were 277,786,890 shares of common stock, No Par Value, outstanding as of April 30, 2001.

Transitional Small Business Disclosure Format (check one);  Yes [  ] No [X]

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

        REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Golden Chief Resources, Inc.
Dallas, Texas

We have reviewed the accompanying balance sheet of Golden Chief Resources, Inc. (a development stage enterprise) (the "Company") as of March 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the three and six months ended March 31, 2001 and 2000 and the cumulative information for the period from August 1998 until March 31, 2001. These financial statements are the responsibility of the Company's management.

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

 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

May 7, 2001

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)

                               Balance Sheets

                                                   March 31,  September 30,
                                                     2001         2000
                                                   ---------    ---------
                                                  (Unaudited)

                                 ASSETS

Current Assets:
   Cash                                            $     534    $   5,156
   Accounts receivable-related party                  21,200       24,500
   Prepaid expenses                                   58,750      101,250
                                                   ---------    ---------
      Total Current Assets                            80,484      130,906
                                                   ---------    ---------
Property and  Equipment
   Oil and gas properties (non-producing)            285,848       61,971
     Less Accumulated depletion                      (17,153)      (5,420)
                                                   ---------    ---------
      Total Property and Equipment                   268,695       56,551
                                                   ---------    ---------
Other Assets:
   Investment in non marketable security               20,000       20,000
                                                   ---------    ---------
   TOTAL ASSETS                                    $ 369,179    $ 207,457
                                                   =========    =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Current Liabilities
      Accounts payable                             $ 196,004    $  96,831
      Accrued expenses                                    -         1,150
      Accrued expense due to related parties         356,473      237,006
      Net profits interest payable                    76,964           -
                                                   ---------    ---------
   Total Current Liabilities                         629,441      334,987
                                                   ---------    ---------

Stockholders' Equity:
   Common stock, no par value (500,000,000
    shares authorized, 219,986,890 and
    169,741,890 outstanding)                       1,541,232    1,398,276
   Accumulated deficit                              (994,640)    (994,640)
   Deficit accumulated during the
    development stage                               (806,854)    (531,166)
                                                   ---------    ---------
      Total Stockholders' Equity                    (260,262)    (127,530)
                                                   ---------    ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 369,179    $ 207,457
                                                   ---------    ---------

See accompanying selected information and accountants' report.
                                     3

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)

                          Statement of Operations
           For Three and Six Months Ended March 31, 2001 and 2000
                                (Unaudited)

                               Cumulative
                               During the
                               Development         Three Months              Six Months
                                 Stage           2001        2000         2001          2000
                               -----------    ---------   ----------    ---------    ---------
Revenues
   Oil and gas                 $   103,938    $  64,328   $    8,138    $  85,519    $   8,138
   Other                             1,938           -            97           -            97
                               -----------    ---------   ----------    ---------    ---------
   Total Revenues                  105,876       64,328        8,235       85,519        8,235
                               -----------    ---------   ----------    ---------    ---------
Costs of Revenues
   Lease operating expenses        117,339       20,266       18,179       75,567       18,179
   Depletion                        17,153        8,020        7,021       11,733        7,021
                               -----------    ---------   ----------    ---------    ---------
   Total Costs of Revenues         134,492       28,286       25,200       87,300       25,200
                               -----------    ---------   ----------    ---------    ---------
      Gross Profit                 (28,616)      36,042      (16,965)      (1,781)     (16,965)
                               -----------    ---------   ----------    ---------    ---------
Operating Expenses:
   Director and officer
    compensation                   448,483       64,167      104,258      124,168      112,258
   Consulting fees                  10,000           -         1,000           -         1,000
   Professional fees               169,347       40,984        8,335       79,157       39,637
   Public relations                 75,000       12,500           -        25,000           -
   Rent                             10,890        1,800        1,290        3,600        1,290
   Travel                           45,549       11,501        4,801       22,449       11,710
   Other                            60,931        8,489        5,778       19,533       10,529
                               -----------    ---------   ----------    ---------    ---------
   Total Operating Expenses        820,200      139,441      125,462      273,907      176,424
                               -----------    ---------   ----------    ---------    ---------
(Loss) from Operations            (848,816)    (103,399)    (142,427)    (275,688)    (193,389)

Other Income/(Expense)
   Gain/(loss) on sale of
    investments                     41,331           -            -            -        (5,015)
   Unrealized gain on
    investments                         -            -            -            -         4,941
   Interest income                     631           -            -            -           113
                               -----------    ---------   ----------    ---------    ---------
(Loss) before income taxes        (806,854)    (103,399)    (142,427)    (275,688)    (193,350)

   Income taxes                         -            -            -            -            -
                               -----------    ---------   ----------    ---------    ---------
Net (Loss)                     $  (806,854)   $(103,399)  $ (142,427)   $(275,688)   $(193,350)
                               ===========    =========   ==========    =========    =========
(Loss) per Share               $     (0.01)   $   (0.00)  $    (0.00)   $   (0.00)   $   (0.00)
                               ===========    =========   ==========    =========    =========
Weighted Average Shares
 Outstanding                   129,361,158  219,986,690  163,086,143  219,710,819  156,507,928
                               ===========  ===========  ===========  ===========  ===========

See accompanying selected information and accountants' report.
                                     4

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)

                     Statement of Stockholders' Equity
             For the Period from August 1998 to March 31, 2001
                                (Unaudited)

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

See accompanying selected information and accountants' report.
                                     5

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)

                     Statement of Stockholders' Equity
             For the Period from August 1998 to March 31, 2001
                                (Unaudited)
(Continued)
                                                                     Deficit
                                                                   Accumulated
                                                                    During the
                                       Common Stock    Accumulated Development
                           Date    Shares       Amount    Deficit     Stage
                          ----- -----------  ----------  ---------  ---------
Shares issued for:
 Oil and gas properties   10/00  49,245,000  $       -   $      -   $      -
 Public relations
   services               10/00   1,000,000      50,000         -          -
 Net (loss) for period                   -           -          -    (275,688)
                                -----------  ----------  ---------  ---------

Balances, 03/31/01              219,986,890  $1,541,232  $(994,640) $(806,854)
                                ===========  ==========  =========  =========















See accompanying selected information and accountants' report.
                                     6

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)

                          Statement of Cash Flows
                       (Increases/(Decreases) in Cash
                For Six Months Ended March 31, 2001 and 2000
                                (Unaudited)

                                              Cumulative
                                              During the
                                             Development
                                                Stage       2001        2000
                                             ----------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                  $ (806,854) $ (275,688) $(193,350)
 Adjustments to reconcile net (loss) to
 net cash provided by operations:
 Depletion                                       17,153      11,733      7,021
 Loss/(gain) on sale of securities              (41,331)         -       5,015
 Unrealized (gain) on securities                     -           -      (4,941)
 Stock issued for services and expenses         114,321      12,500         -
 Changes in operating assets and liabilities:
 Accounts receivable                            (21,200)      3,300         -
 Prepaid expenses                                80,000      80,000         -
 Accounts and accrued payables                  194,854      98,023     63,992
 Accrued expenses                               357,623     119,467         -
                                             ----------  ----------  ---------
NET CASH PROVIDED/(USED) BY OPERATING
 ACTIVITIES                                    (105,434)     49,335   (122,263)
                                             ----------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Costs of developing oil and gas
  properties                                    (93,892)    (31,921)   (51,782)
 Proceeds from sale of securities                96,027          -       6,016
 Purchase of marketable securities              (11,031)         -          -
                                             ----------  ----------  ---------
NET CASH USED IN INVESTING ACTIVITIES            (8,896)    (31,921)   (45,766)
                                             ----------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds stock sales                           136,900          -      85,600
 Repayment of production debt                   (22,036)    (22,036)        -
 Proceeds from short term notes                  10,000          -      10,000
 Repayment of short term notes                  (10,000)         -     (10,000)
                                             ----------  ----------  ---------
NET CASH PROVIDED/(USED) BY FINANCING
 ACTIVITIES                                     114,864     (22,036)    85,600
                                             ----------  ----------  ---------
 Increase/(decrease) in cash for period             534      (4,622)   (82,429)

   Cash, Beginning of period                         -        5,156     84,767
                                             ----------  ----------  ---------
   Cash, End of period                       $      534  $      534  $   2,338
                                             ==========  ==========  =========



See accompanying selected information and accountants' report.
                                     7

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)

                          Statement of Cash Flows
                       (Increases/(Decreases) in Cash
           For Three and Six Months Ended March 31, 2001 and 2000
                                (Unaudited)

(Continued)                                   Cumulative
                                              During the
                                             Development
                                                Stage       2001        2000
                                             ----------  ----------  ---------
Supplemental Disclosures:

 Cash payments for:
 Interest                                    $       -   $       -   $      -
 Income taxes                                        -           -          -

 Stock issued for:
 Various expenses                                 3,771          -          -
 Consulting                                      10,300          -          -
 Professional services                           54,000          -          -
 Marketable securities                           43,665          -          -
 Prepaid professional services                  135,000          -          -
 Prepaid public relations services               37,500      37,500         -
 Nonmarketable security                          20,000          -          -
 Fixed assets acquired with:
   Stock issuance                                92,956      92,956         -
   Net profits production payable                99,000      99,000         -









See accompanying selected information and accountants' report.
                                     8

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)

               Selected Information for Financial Statements
             Three and Six Months Ended March 31, 2001 and 2000


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

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

Going Concern Issues -- The Company had no operations from 1986 until November 1999. In January 2000, activities begun in November 1999 started generated revenues. However, such revenues have not been significant enough to overcome expenses. Additional development of the properties acquired by the Company and the rest of Management's plan of operations requires significant additional capital generation. Although efforts to raise capital met with some success during the year ended September 30, 2000, there is no guarantee that sufficient capital will be available to accomplish the property development and plan of operations. Management is continuing its efforts to raise capital to be able to exploit the potentials indicated by its oil and gas properties and to follow its plan of additional oil and gas acquisitions. The Company is not in significant danger of dissolution as long as the Management controls the costs being incurred. However, without the infusion of additional capital, the Company is not currently in a position to initialize significant portions of its plan of operations. In March 2001, the Company entered into an agreement with a consulting firm that is to assist the Company in obtaining capital, reviewing current business development options, and developing other options for the Company.

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


NOTE 2:   STOCK TRANSACTIONS

During October 2000, the Company issued 49,245,000 common shares to Red River Properties, Inc. (an entity controlled by the President of the Company) in exchange for an additional 15% of the JFS field. The Company now owns a 25% working interest in this field.

In October 2000, the Company also issued 1,000,000 common shares to an unrelated entity in exchange for promotional and stock monitoring services valued at $50,000.


NOTE 3:   STOCK OPTIONS

During March 2001, the Company granted options to purchase the Company's stock to its officers/directors, James Landrum, Michael McIlvain, and Richard Hewitt for their diligent efforts to secure financing and maintain the corporation's interests. The grants consisted of options for 5,000,000 shares at an exercise price of $0.10 per share and options for 5,000,000 shares at an exercise price of $0.20 per share for each of these three individuals. All of these options expire on December 31, 2011.

At March 31, 2001, the Company had options outstanding for the purchase of its common stock as presented below. These options are related to employment agreements and services rendered to the Company.

    Exercise Price             Exercise Period        # of Shares
    ---------------           ----------------        -----------
    $0.10 per share           Through 12/31/02            500,000
    $0.20 per share           Through 12/31/04            500,000
    $0.10 per share           Through 12/31/05          4,000,000
    $0.10 per share           Through 12/31/10         10,000,000
    $0.20 per share           Through 12/31/10         10,000,000
    $0.10 per share           Through 12/31/11         15,000,000
    $0.20 per share           Through 12/31/11         15,000,000
                                                      -----------
                                                       55,000,000
                                                      ===========

NOTE 4:   OIL AND GAS PROPERTIES

As discussed at Note 2, the Company acquired an additional 15% working interest in the JFS field, a producing property, in October 2000. Because this property was acquired from a related party, the Company takes as its basis that of the related party. In this case, Red River Properties had a basis in this 15% interest of $92,956. As part of this acquisition, the Company assumed liability for $99,000 of a production payment that had been retained by an owner previous to Red River Properties. This production payment begins when the property has reached pay-out and continues until the balance is repaid. No interest expense is accruing on this amount.

During the six months ended March 2001, the Company has incurred $31,921 for its share of the costs of reentering and reworking wells on this property and reworking production equipment. This property was placed into production during January 2000.


NOTE 5:   EMPLOYMENT CONTRACT

During March 2001, the Company entered into an employment contract with Richard Hewitt, director and the Company's secretary. This contract has a three-year initial term and provides for a base annual salary of $50,000 along with normal employee benefits available to any employee of the Company.

The Company has existing employment contracts with James Landrum and Michael McIlvain. With the addition of this contract, the Company has contracted with each of the three principal members of its management team.


NOTE 6:   CONTINGENCY

In August 2000, the Company entered into an agreement to acquire all of the outstanding shares of MJM Oil and Gas, Inc. in exchange for 215,000,000 common shares issued by the Company. This transaction is contingent upon the Company raising a minimum of $10,000,000 in funding to be available as working capital for the development of properties owned by MJM and for acquisition of other properties known of or identified by MJM. As of the date these financial statements are issued, the Company has not raised this funding and the agreement has not been consummated.


NOTE 7:   SUBSEQUENT EVENTS

In April 2001, the Company has issued 53,800,000 common shares to Red River Properties, Inc. in consideration for the assignment of a 3.75% interest in
the Kingsridge Field in Louisiana.    This property is currently a
producing, combination oil and gas field that has historically produced, but was only returned to production in the year 2000.

In April 2001, the Company issued 3,000,000 common shares valued at $30,000 to its new management consultant. This issuance represents the stock portion of the fee to be paid to the consultant for the first six months of services. The remaining $30,000 is to be paid in cash.

The Company also issued 1,000,000 common shares valued at $10,000 to an attorney as a retainer for legal services to be provided to the Company.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Hartsfield Capital Group

On March 27, 2001 Company entered into an agreement with Hartsfield Capital Group of Alpharetta, Georgia in which they have agreed to provide consulting services in the financial and merger and acquisition areas with the goal of finishing the MJM transaction. The six month agreement calls for the Company to pay $5,000 per month and issue 3,000,000 shares of the Company's restricted common stock to Hartsfield as compensation for the agreement.
The agreement also compensates Hartsfield for capital raised through them on a sliding scale based on the funds actually raised.

The Company has been seeking a firm such as Hartsfield to assist it in its financing efforts. Hartsfield's financing efforts will center on capital needed for a) the acquisition of joint interest partners' equity in MJM's existing -producing oil and gas properties, b) continued development of wells on operating properties, and c) follow-on merger or acquisition opportunities not yet identified which may include various lease interests or entire operating companies.

The quarter ended March 31, 2001 was highlighted by the engagement of the Hartsfield Capital Group discussed more fully above. Company operations continued as per previous quarters with production continuing on the JFS property and the Company's management continuing to seek the financing to consummate the transaction with MJM Oil and Gas.

The quarter ended March 31, 2000 was the second quarter of activity following the change in control of the corporation on October 12, 1999. The Company continued a limited private placement of the Company's common stock in order to raise working capital. The Company also placed the JFS property in Dimmit County, Texas back on production. After significant efforts the operator was able to place the property back on production in January of 2000. The property continues to produce, and further enhancement of the production is expected to begin when funds become available. The Company is actively engaged in reviewing acquisitions of producing properties in the oil and gas sector, and, as soon as funds are available, the Company expects to close certain transactions.


Liquidity and Capital Resources:

The Company continues to seek sufficient capital to finalize the transaction with MJM Oil & Gas, Inc. Management has met with several parties who could potentially assist in the above financing. While the overall energy industry is enjoying continued positive results, the financing of small companies in the energy sector is still difficult.

The assets as of March 31, 2001 were $369,179 consisting primarily of the JFS property. The Company acquired this interest through the change of control transaction on October 12, 1999 and the transaction of October 2000 whereby an additional 15% working interest in the JFS property was acquired. The Company had assets of $207,457 on September 30, 2000 and assets of $227,739 on December 31, 2000. The Company did not have any assets or liabilities on September 30, 1998 or on December 31, 1997.


Revenues and Expenses:

The Company reported revenues of $64,328 during the current quarter, all of which arose from the JFS property. The expenses incurred reflect the increased activity of the period due mainly to the acquisition of the additional 15% working interest in the JFS property. The Company expects both revenues and expenses to increase as the Company becomes more active.

The Company reported a loss of $103,399 for the three months ended March 31, 2001 as compared to a net loss of $142,427 for the previous year's quarter. These results reflect the increased activity of the Company. The Company reported a loss of $275,688 for the six months ending March 31, 2001 as compared to a loss of $196,350 for the same period a year ago. These results also are reflective of the increased level of activity.

No filings were made during the quarter on Form 8-K.


Subsequent Events:

On March 5, 2001 the Company acquired a three and three quarters percent (3.75%) working interest in the Kingsridge Field located in Lafourche Parish, Louisiana effective April 1, 2001. The Company acquired the interest from Red River Properties, Inc., a major stockholder of the Company in exchange for the issuance of 53,800,000 shares of the Company's common stock to Red River Properties, Inc. The Kingsridge Field was returned to production early in the year 2000, and currently produces approximately 200 barrels of oil per day along with associated natural gas. While the Company's interest is small it does provide an additional revenue source for the Company's operations. The property is operated by Alpine Exploration Companies of Dallas, Texas, an unrelated third-party.

In April 2001, the Company issued 3,000,000 common shares valued at $30,000 to its new management consultant. This issuance represents the stock portion of the fee to be paid to the consultant for the first six months of services. The remaining $30,000 is to be paid in cash.

The Company also issued 1,000,000 common shares valued at $10,000 to an attorney as a retainer for legal services to be provided to the Company.


Disclosure Regarding Forward-Looking Statements:

Where this Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A and Section 21E of the Securities Act, the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. These risks include, but are not limited to, economic conditions within the industry, changing prices for gas and oil, competition for leases, world-wide inventory levels, accidents, and environmental regulations. In this Form 10-QSB, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.



                              SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GOLDEN CHIEF RESOURCES, INC.


Date:  May 15, 2001                   /s/   JAMES W. LANDRUM
                                      James W. Landrum, President


                                      /s/   M. H. MCILVAIN
                                      M. H. McIlvain, Executive Vice-
                                      President and Chief Financial
                                      Officer