Form 10QSB
period 2001-06-30
GOLDEN CHIEF RESOURCES INC
filed 2001-08-20
CIK 752391

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 2001


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

  There were 277,786,890 shares of common stock, No Par Value, outstanding as of June 30, 2001.

Transitional Small Business Disclosure Format (check one);  Yes [  ]  No [X]

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Golden Chief Resources, Inc.
Dallas, Texas

We have reviewed the accompanying balance sheet of Golden Chief Resources, Inc. (a development stage enterprise) (the "Company") as of June 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the three and nine months ended June 30, 2001 and 2000 and the cumulative information for the period from August 1998 until June 30, 2001. These financial statements are the responsibility of the Company's management.

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


 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

August 15, 2001
                                     2

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)
                             Balance Sheets

                                                     June 30,   September 30,
                                                      2001         2000
                                                    ---------    ---------
                                                   (Unaudited)

                                 ASSETS

Current Assets:
   Cash                                              $    102    $   5,156
   Accounts receivable-related party                   11,200       24,500
   Prepaid expenses                                    12,500      101,250
                                                    ---------    ---------
      Total Current Assets                             23,802      130,906
                                                    ---------    ---------
Property and  Equipment
   Oil and gas properties (non-producing)             285,849       61,971
     Less Accumulated depletion                       (20,421)      (5,420)
                                                    ---------    ---------
      Total Property and Equipment                    265,428       56,551

Other Assets:
   Investment in nonmarketable security                20,000       20,000
                                                    ---------    ---------
   TOTAL ASSETS                                     $ 309,230    $ 207,457
                                                    =========    =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Current Liabilities
      Accounts payable                               $207,149    $  96,831
      Accrued expenses                                     -         1,150
      Accrued expense due to related parties          435,724      237,006
      Net profits interest payable                     74,443           -
                                                    ---------    ---------
   Total Current Liabilities                          717,316      334,987
                                                    ---------    ---------

Stockholders' Equity:
  Common stock, no par value (500,000,000 shares
    authorized, 277,789,890 and 169,741,890
    outstanding)                                    1,581,232    1,398,276
  Accumulated deficit                                (994,640)    (994,640)
  Deficit accumulated during the development stage   (994,678)    (531,166)
                                                    ---------    ---------
      Total Stockholders' Equity                     (408,086)    (127,530)
                                                    ---------    ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 309,230    $ 207,457
                                                    =========    =========

See accompanying selected information and accountants' report.
                                      3

                        Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)
                        Statement of Operations
         For Three and Nine Months Ended June 30, 2001 and 2000
                              (Unaudited)

                               Cumulative
                               During the
                               Development         Three Months              Nine Months
                                 Stage           2001        2000         2001          2000
                               -----------    ---------   ----------    ---------    ---------
Revenues
  Oil and gas                  $   135,567    $  31,629   $    7,971    $ 117,148    $  16,109
  Other                              1,938           -         1,000           -         1,097
                               -----------    ---------   ----------    ---------    ---------
    Total Revenues                 137,505       31,629        8,971      117,148       17,206
                               -----------    ---------   ----------    ---------    ---------
Costs of Revenues
  Lease operating expenses         144,838       27,499       15,758      103,066       33,937
  Depletion                         20,421        3,268        2,562       15,001        4,063
                               -----------    ---------   ----------    ---------    ---------
    Total Costs of Revenues        165,259       30,767       18,320      118,067       38,000
                               -----------    ---------   ----------    ---------    ---------
      Gross Profit/(Loss)          (27,754)         862       (9,349)        (919)     (20,794)
                               -----------    ---------   ----------    ---------    ---------
Operating Expenses:
  Director and officer
    compensation                   520,982       72,499       60,000      196,667      172,258
  Consulting fees                   10,000           -            -            -         1,000
  Professional fees                254,717       85,370        1,400      164,527       41,037
  Public relations                  87,500       12,500       50,000       37,500       50,000
  Rent                              12,690        1,800        1,290        5,400        2,580
  Travel                            51,311        5,762        5,488       28,211       17,198
  Other                             71,686       10,755       11,759       30,288       22,288
                               -----------    ---------   ----------    ---------    ---------
    Total Operating Expenses     1,008,886      188,686      129,937      462,593      306,361
                               -----------    ---------   ----------    ---------    ---------
Loss from Operations            (1,036,640)    (187,824)    (139,286)    (463,512)    (327,155)

Other Income/(Expense)
  Gain/(loss) on sale of
    investments                     41,331           -            -            -        (5,015)
  Unrealized gain on
    investments                         -            -            -            -         4,941
  Interest income                      631           -            -            -           113
                               -----------    ---------   ----------    ---------    ---------
Loss before income taxes          (994,678)    (187,824)    (139,286)    (463,512)    (327,116)
  Income taxes                          -            -            -            -            -
                               -----------    ---------   ----------    ---------    ---------
Net Loss                       $  (994,678)   $(187,824)  $ (139,286)   $(463,512)   $(327,116)
                               ===========    =========   ==========    =========    =========
Loss per Share                 $     (0.01)   $   (0.00)  $    (0.00)   $   (0.00)   $   (0.00)
                               ===========    =========   ==========    =========    =========
Weighted Average Shares
    Outstanding                142,363,036  277,096,780  163,662,659  238,839,472  158,884,135
                               ===========  ===========  ===========  ===========  ===========

See accompanying selected information and accountants' report.
                                      4

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)

                     Statement of Stockholders' Equity
             For the Period from August 1998 to June 30, 2001
                                (Unaudited)

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

                (Continued on next page)

See accompanying selected information and accountants' report.
                                     5

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)

                     Statement of Stockholders' Equity
             For the Period from August 1998 to June 30, 2001
                                (Unaudited)

(Continued from previous page)
                                                                     Deficit
                                                                   Accumulated
                                                                    During the
                                       Common Stock    Accumulated Development
                           Date    Shares       Amount    Deficit     Stage
                          ----- -----------  ----------  ---------  ---------

Shares issued for:
 Oil and gas properties   10/00  49,245,000      92,956         -          -
 Public relations services10/00   1,000,000      50,000         -          -
 Oil and gas property     04/01  53,800,000          -          -          -
 Financial consulting     04/01   3,000,000      30,000         -          -
 Legal services           04/01   1,000,000      10,000
Net (loss) for the period                -           -          -    (463,512)
                                -----------  ----------  ---------  ---------

Balances, June 30, 2001         277,786,890  $1,581,232  $(994,640) $(994,678)
                                ===========  ==========  =========  =========





See accompanying selected information and accountants' report.
                                     6

                       Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

                        Statement of Cash Flows
                     (Increases/(Decreases) in Cash
              For Nine Months Ended June 30, 2001 and 2000
                              (Unaudited)

                                              Cumulative
                                              During the
                                             Development
                                                Stage       2001        2000
                                             ----------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                     $ (994,678) $ (463,512) $(327,116)
Adjustments to reconcile net loss to net
  cash provided/(used) by operations:
  Depletion                                      20,421      15,001      4,063
  Amortization of prepaid expenses              126,250     126,250         -
  Loss/(gain) on sale of securities             (41,331)         -       5,015
  Unrealized (gain) on securities                    -           -      (4,941)
  Stock issued for services and expenses        154,321      52,500     50,000
Changes in operating assets and liabilities:
  Accounts receivable                           (11,200)     13,300         -
  Accounts and accrued payables                 205,999     109,168    152,231
  Accrued expenses                              436,874     198,718         -
                                             ----------  ----------  ---------
NET CASH PROVIDED/(USED) BY OPERATING
    ACTIVITIES                                 (103,344)     51,425   (120,748)
                                             ----------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Costs of developing oil and gas properties     (93,893)    (31,922)   (57,982)
 Proceeds from sale of securities                96,027          -       6,016
 Purchase of marketable securities              (11,031)         -          -
                                             ----------  ----------  ---------
NET CASH USED IN INVESTING ACTIVITIES            (8,897)    (31,922)   (51,966)
                                             ----------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds stock sales                           136,900          -      87,600
 Repayment of production debt                   (24,557)    (24,557)        -
 Proceeds from short term notes                  10,000          -      10,000
 Repayment of short term notes                  (10,000)         -     (10,000)
                                             ----------  ----------  ---------
NET CASH PROVIDED/(USED) BY FINANCING
    ACTIVITIES                                  112,343     (24,557)    87,600
                                             ----------  ----------  ---------
 Increase/(decrease) in cash for period             102      (5,054)   (85,114)

   Cash, Beginning of period                         -        5,156     84,767
                                             ----------  ----------  ---------

   Cash, End of period                       $      102  $      102  $    (347)
                                             ==========  ==========  =========


See accompanying selected information and accountants' report.
                                     7

                      Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

                        Statement of Cash Flows
                     (Increases/(Decreases) in Cash
              For Nine Months Ended June 30, 2001 and 2000
                              (Unaudited)

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



See accompanying selected information and accountants' report.
                                     8

                       Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

             Selected Information for Financial Statements
                     Nine Months Ended June 30, 2001


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the nine-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

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

As discussed at Note 4, the Company issued 53,800,000 common shares to Red River Properties for an interest in a Louisiana oil and gas field. No value was assigned to these shares because Red River is a related party and had no basis in the property that it transferred to the Company.

In April 2001, the Company issued 3,000,000 common shares valued at $30,000 to a management consultant. This issuance represents the stock portion of the fee to be paid to the consultant for the first six months of services. The remaining $30,000 was to be paid in cash.

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

During the six months ended March 2001, the Company has incurred $31,922 for its share of the costs of reentering and reworking wells on this property and reworking production equipment. This property was placed into production during January 2000.

In April 2001, the Company issued 53,800,000 common shares to Red River Properties, Inc. in consideration for the assignment of a 3.75% interest in the Kingsridge Field in Louisiana. This property is currently producing a combination of oil and gas. It had historically produced, was taken out of production, and was returned to production during 2000. The Company's basis in this asset is zero because Red River Properties interest in this field was a carried interest and required no investment from them.


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



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

During the quarter ended June 30, 2001 the Company continued to develop sources for outside financing, and also continued to review and evaluate possible acquisitions. The Company reviewed several possible acquisitions, some of which would require capital infusions along with issuance of the Company's common stock to complete the transaction. While no transactions were entered into, management is confident that with the heightened activity in the energy industry certain transactions can be completed when adequate financing is available.

The quarter ended June 30, 2000 was the third quarter of activity following the change in control of the corporation on October 12, 1999. The Company continued a limited private placement of the Company's common stock in order to raise working capital. The Company continued the operation of the JFS property in Dimmit County, Texas. After significant efforts the operator was able to place the property back on production in January of 2000. The property continues to produce, and further enhancement of the production is expected to begin when funds become available. The Company is actively engaged in reviewing acquisitions of producing properties in the oil and gas sector, and as soon as funds are available, the Company expects to close certain transactions. The Company was able to effect the resumption of trading of the Company's common stock on the over the counter market. The Company continues to explore possible transactions to further increase the assets and operations of the Company.

Liquidity and Capital Resources:

During the current quarter revenues continued on the JFS property and began on the Kingsridge property in Louisiana, and the Company expects to see modest revenues until such point that further enhancement of the JFS property can be accomplished.

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

The assets as of June 30, 2001 were $309,230 consisting primarily of the JFS property. The Company's assets on September 30, 2000 were $207,457.

Revenues and Expenses:

The Company reported revenues of $31,529 during the current quarter, most of which arose from the JFS property. The expenses incurred reflect the increased activity of the period relative to the inactivity of the year earlier quarter and the Company's efforts to resume trading of the common stock. The Company expects both revenues and expenses to increase as the Company becomes more active.

The Company reported a loss of $187,824 for the three months ended June 30, 2001 as compared to a net loss of $139,286 for the previous year's quarter. These results reflect the increased activity of the Company. The Company reported a loss of $463,512 for the nine months ending June 30, 2001 as compared to a loss of $327,155 for the same period a year ago. These results also are reflective of the increased level of activity.

On March 5, 2001 the Company acquired a three and three quarters percent (3.75%) working interest in the Kingsridge Field located in Lafourche Parish, Louisiana effective April 1, 2001. The Company acquired the interest from Red River Properties, Inc., a major stockholder of the Company in exchange for the issuance of 53,800,000 shares of the Company's common stock to Red River Properties, Inc. The Kingsridge Field was returned to production early in the year 2000, and currently produces approximately 200 barrels of oil per day along with associated natural gas. While the Company's interest is small it does provide an additional revenue source for the Company's operations. The property is operated by Alpine Exploration Companies of Dallas, Texas an unrelated third-party.

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

                                      GOLDEN CHIEF RESOURCES, INC.


Date: August 17, 2001                 /s/   JAMES W. LANDRUM
                                      James W. Landrum, President


Date: August 17, 2001                 /s/   M. H. MCILVAIN
                                      M. H. McIlvain, Executive Vice President
                                      and Chief Financial Officer