Form 10KSB40
period 2001-09-30
GOLDEN CHIEF RESOURCES INC
filed 2002-01-16
CIK 752391

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-KSB

            Annual Report Under Section 13 or 15 (d) of
                the Securities Exchange Act of 1934


            For the fiscal year ended September 30, 2001

                  Commission file number: 0-12809


                    GOLDEN CHIEF RESOURCES, INC.
           (Name of small business issuer in its charter)


State of Kansas                                          48-0846635
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification #)

              3109 Carlisle, #100, Dallas, Texas75204
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

 State issuer's revenues for its most recent fiscal year  $149,825.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2001, was $330,182. The number of shares outstanding of the registrant's common stock on September 30, 2001, was 27,878,699 shares. On January 16, 2002, the Company had 33,278,699 shares outstanding. PART I

Item 1.   Description of Business

(a)  Business Development

Golden Chief Resources, Inc. (the "Company") was incorporated in the State of Kansas on November 16, 1976, under the name of Art's Antique Autos, Ltd. The Company remained dormant for several years and had no appreciable assets or revenues until 1981. On August 14, 1981, the name of the corporation was changed to Golden Chief Resources, Inc. During September 1981, the Company entered into concurrent transactions wherein the Company issued stock to two groups in exchange for assets including cash, notes receivable, and working interests in oil and gas leases. The Company also acquired interests in several mining leases and acquired commercial real estate, which was used for the Company's offices with extra space leased out to related parties.

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

During its fiscal year ended September 30, 2001, the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. The Company does not anticipate involvement or participation in any of the above proceedings. A change of management and control did occur on October 12, 1999 in which the Company acquired a 10% working interest in the JFS Field in Dimmit County, Texas in exchange for newly issued common stock.


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


Item 2.  Description of Property

As of September 30, 2001, the Company's assets consisted of working interests in the JFS Property in Dimmit County, Texas and a minor working interest in the Kingsridge property located in Lafourche Parish, Louisiana.

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

There are currently 5 gas wells on the JFS lease in which the Company owns a 25% working interest.

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

                        PROVED GAS RESERVES
                         September 30, 2001

                                                              (MCF)
                                                           ----------
  Proved developed and undeveloped reserves:
     Beginning of year                                      2,248,470
     Purchases of reserves in place                         3,372,705
     Adjustments                                           (2,826,165)
     Production                                               (26,165)
                                                           ----------
        End of year                                         2,768,845
                                                           ==========
                                     3

  Proved developed reserves:
     Beginning of year                                        485,509
     End of year                                              796,757

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


Item 3.  Legal Proceedings

As of January 16, 2002 there were no legal proceedings to which the Company was a party, and no litigation is known to be pending.


Item 4.  Submission of Matters to a Vote of Securities Holders

On December 17, 2001 a special meeting of shareholders was held in Dallas, Texas at which the Company agreed to effect a reverse split of its common stock at a 1 for 10 ratio. This action was effective as soon as practical and was effected in the trading of the Company's shares on January 2, 2002. The meeting also approved the filing of an S-8 registration statement with the Securities and Exchange Commission to allow the issuance of shares to consultants, advisors and attorneys. The S-8 statement was filed on December 21, 2001. The meeting also approved the change of corporate name to be determined at a later date by management. See Subsequent Events below.



                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)  Market Information

The Company's common stock is currently traded on the over-the-counter bulletin board under the symbol GCHR (formerly GCFR). The stock began trading in the Spring of 2000, and the following table shows the quarterly trading information for the current fiscal year as provided by the National Quotation Bureau.

                              Closing Bid             Closing Ask
  Quarter ended            High        Low          High         Low
-----------------         ------     ------       --------      ------
December 31, 2000         $0.085     $0.015       $0.15625      $0.05
March 31, 2001             0.025      0.002        0.03          0.015
June 30, 2001              0.073      0.011        0.049         0.15
September 30, 2001         0.022      0.005        0.025         0.006

As of January 16, 2002, certain options have been granted to officers and key personnel as follows: 2.95 million shares at an exercise price of $0.10 per share with expiration periods varying from December 31, 2002 to December 31, 2011; and 2.55 million shares at an exercise price of $0.20 per share with expiration periods varying from December 31, 2004 to December 31, 2011. The preceding numbers of shares have been adjusted for the 1 for ten reverse split effected December 17, 2001

(b)  Stockholders

As of January 16, 2002, there were approximately 243 stockholders of record of the Company's common stock. Other stockholders hold stock in street names; the number of street name holders is not available to the Company.

(c)  Dividends

The Company has not declared or paid dividends in the past, and does not anticipate doing so in the immediate future.


Item 6.  Management's Discussion and Analysis or Plan of Operations

Comparative analysis of revenues and expenses between the current year and the same period a year ago may be misleading since the Company reentered the oil and gas business in the prior year and increased activities in the current year. The Company also incurred expenses relative to the necessity for ongoing management to seek additional growth and opportunity for the Company. Over the last several months, the oil and gas industry has changed rapidly and drastically, since prices for both crude oil and natural gas have varied markedly. The Company expects natural gas prices to remain at levels considerably higher than those experienced during the decade of the 1990's due to what appears to be a shortfall in supply in North America.
The Company expects that these increased prices could have a positive impact on the Company if the Company is able to increase its reserve base and increase the number of oil and gas properties owned.

The Company received oil and gas revenues of $149,825 during the current year and incurred lease operating expenses of $113,184 and depletion of $16,922 which resulted in a gross profit of $19,719. The increased revenues and expenses relative to the previous year are due to the JFS property being on production more days than the previous year and the increased ownership interest in the property. The natural gas produced from the JFS property is "sour" gas and requires extensive processing by the operator to prepare the gas for sale. This aspect of the property results in higher lease operating expenses compared to properties producing "sweet" gas. In December 2001, the Company's shareholders approved a one for ten reverse split of the Company's common stock, and all share transactions discussed in this document reflect that reverse split. See Subsequent Events below.

During the previous year the Company received oil and gas revenue of $18,419, but incurred lease operating expense and intangible costs relating to bringing the JFS Property back on production in the amount of $45,146. The increase in operating expenses relative to the last fiscal year is a direct result of the Company's re-entry into the energy industry.

In October 2000, the directors agreed to issue 4,924,500 shares to Red River Properties, Inc. in exchange for an additional 15% working interest in the JFS oil and gas field. With this transaction, Red River and its assignees controlled approximately 67% of the outstanding shares of the Company. The Company entered into an agreement with Vision Publishing, Inc. of Parkland, Florida to represent the Company in various matters concerning promotion and tracking the Company's stock in exchange for 100,000 shares valued at $50,000.

In April 2001, the Company issued 5,380,000 common shares to Red River Properties, Inc. in consideration for the assignment of a 3.75% interest in the Kings ridge Field in Louisiana. This property is currently producing as a combination oil and gas field that has historically produced, but was only returned to production in the year 2000.

In April 2001, the Company issued 300,000 common shares valued at $30,000 to its new management consultant. This issuance represented the stock portion of the fee to be paid to the consultant for the first six months of services. The Company is currently negotiating an end to this contract.

The Company also issued 100,000 common shares valued at $10,000 to an attorney as a retainer for legal services to be provided to the Company.

During October 1999, the Company issued 9,750,000 shares in exchange for a 10% working interest in the JFS Field in Dimmit County, Texas. Also during the fiscal year ended September 30, 2000 the Company issued 122,600 shares for cash proceeds of $122,600 pursuant to a private placement, and additionally the Company issued 50,000 to a public relations firm to gain an internet presence for the Company, 150,000 shares were issued to a consultant to increase public awareness of the Company, and in September 2000 the Company issued 400,000 shares in exchange for 100,000 shares of a closely-held private oil and gas company.


Subsequent Events

On December 17, 2001 a special meeting of shareholders was held in Dallas, Texas at which the Company agreed to effect a reverse split of its common stock at a 1 for 10 ratio. This action was effective as soon as practical and was effected in the trading of the Company's shares on January 2, 2002. The meeting also approved the filing of an S-8 registration statement with the Securities and Exchange Commission to allow the issuance of shares to consultants, advisors and attorneys. The S-8 statement was filed on December 21, 2001. The meeting also authorized management to pursue changing the corporate name to more accurately reflect the Company's current activities and business.


Income Taxes

See Note 6 to the Financial Statements.

Disclosure Regarding Forward-Looking Statements

This Form 10-KSB includes "forward-looking" statements within the meaning of
Section 27A of the Securities Act and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-KSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-KSB, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.
                                     7

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



                              PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

Each of the officers and directors hold office for one year terms. None of the officers or directors have been involved in any material legal proceedings. The following are the officers and directors of the Company as of September 30, 2001:

  Name               Age        Position                  Director Since
James W. Landrum     52   President and Director                 1999
Michael H. McIlvain  55   Vice President and Director            1999
Richard M. Hewitt    64   Secretary and Director                 1999

Management.

James W. Landrum, age 52, Terrell, Texas is President and a director. Mr. Landrum is a business administration graduate of the University of Texas at Arlington. He has twenty years of experience in the oil and gas industry with Lanco Energy and for his own account. Between 1995 and 1998, he was President of Esco Elevators, Inc., an elevator manufacturing company, and Megalith Corp., a public company, both of Fort Worth, Texas. Megalith owned Esco Elevators as a wholly-owned subsidiary.

Michael H. McIlvain, age 55, Tulsa, Oklahoma is Executive Vice-President and a director of the Company. Mr. McIlvain holds BS and MBA degrees from the University of Kansas. He has more than 20 years of experience in the oil and gas business, mainly with Clinton Oil Co., Wichita, Kansas, and Rickelson Oil and Gas Company, Tulsa, Oklahoma. Between 1994 and 1997, he was executive vice president of BeneFund, Inc., a publicly held telecommunications company based in Tulsa.

Richard M. Hewitt, age 64, Trophy Club, Texas is Secretary and a director. Mr. Hewitt is a graduate of Grinnell College and Southern Methodist University School of Law and has been a licensed attorney in Texas since 1963. Between 1964 and 1979, he was employed by the U.S. Securities and Exchange Commission in Fort Worth, Texas. Mr. Hewitt has been in private practice in the Dallas, Texas area since 1981 and has been a sole practitioner since 1992.

Item 10.  Executive Compensation

Effective October 1999, the Company has entered into employment agreements with both Mr. Landrum and Mr. McIlvain. These employment agreements had an initial term of three years and call for Mr. Landrum and Mr. McIlvain to receive salaries of $120,000 per year. In March 2001, the Company entered into a three-year contract with its corporate secretary providing for a salary of $50,000 per year along with standard benefits available to any other employee. The Company is currently accruing these salaries pending the time that the Company's cash position and liquidity can allow the officers to be paid their compensation.

On March 2, 2001, Mr. Landrum was granted options to obtain up to 500,000 shares at $.10 per share through 12/31/2011; and 500,000 shares at $.20 per share through 12/31/2011. Mr. McIlvain was granted options to obtain up to; 500,000 shares at $.10 per share through 12/31/2011; and 500,000 shares at $.20 per share through 12/31/2011. Mr. Hewitt was granted options to obtain up to 500,000 shares at $.10 per share through 12/31/2011; and 500,000 shares at $.20 per share through 12/31/2011.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following is certain information regarding the Company's common stock as of September 30, 2000 with respect to (a) security ownership of each person known by the Company to own beneficially more than 5% of the Company's common stock, and (b) security ownership of management.

                  Ownership at September 30, 2001
  Title         Name and Address      Number of   Percent
of Class       of Beneficial Owner   Shares Owned of Class    Notes
------------   -------------------   ------------ --------  -------------
Common Stock   Arthur Sykes, Jr.      1,913,874    6.87%    See 1 below.
No Par Value   106 S. Parkdale
               Wichita, KS  67209

Common Stock   Jereta Sykes             185,000    0.66%    See 2 below.
No Par Value   106 S. Parkdale
               Wichita, KS  67209

Common Stock   LSCO Securities, Inc.*   913,864    3.28%    See 3 below.
No Par Value   106 S. Parkdale
               Wichita, KS  67209

Common Stock   James W. Landrum      17,414,500   62.47%  See 4 below.
No Par Value   406 Griffith Avenue
               Terrell, TX  75160

Common Stock   M. H. McIlvain         2,300,000    8.25%  See 5 below.
No Par Value   3114 E. 83rd Street
               Tulsa, OK  74137

Common Stock   Richard M. Hewitt        247,000    0.89%  See 6 below.
No Par Value   202 Fresh Meadow Drive
               Trophy Club, TX  72626

Common Stock   Red River Properties,
No Par Value        Inc.             15,814,500   56.73%  See 4 below.
               406 Griffith Avenue
               Terrell, TX  75160
                                     9

<continued>

All directors and officers
as a group (3 persons)               19,961,500   71.60%


There are no family relationships between the officers and directors.

   1. Arthur Sykes, Jr.'s shares include: 721,932 shares held in LSCO Securities, Inc. which Mr. Sykes controls; 191,932 shares held in Larmer Sykes Co., Inc. which Mr. Sykes controls; and 1,000,010 shares held directly.

   2.  Jereta Sykes' shares include 185,000 shares held directly.

   3. LSCO Securities, Inc. is controlled by Arthur Sykes, Jr. and 191,932 shares are held by Larmer Sykes Co., Inc.

   4. Of Mr. Landrum's shares 15,814,500 shares are held by Red River Properties, Inc. of which he is the President; 400,000 shares held by the 4 L-J Trust of which he is a Trustee; 400,000 shares held by the 4 L-K Trust of which he is a Trustee; 400,000 shares held by the 4 L-L Trust of which he is a Trustee; and 400,000 shares held by the 4 L-W Trust of which he is a Trustee. Mr. Landrum also was granted options to obtain up to 500,000 shares at $.10 per share through 12/31/2010; 500,000 shares at $.20 per share through 12/31/2010; 500,000 shares at $.10 per share through 12/31/2011; and 500,000 shares at $.20 per share through 12/31/2011. The option shares have been adjusted to reflect the one for ten reverse split effective December 17, 2001.

   5. Of Mr. McIlvain's shares 400,000 are held by Elizabeth L. McIlvain, his wife; 100,000 held by Elizabeth L. McIlvain as custodian for a minor child; and the remaining 1,400,000 shares are held directly. Mr.
   McIlvain was granted options to obtain up to 500,000 shares at $.10 per share through 12/31/2010; 500,000 shares at $.20 through 12/31/2010;
   500,000 shares at $.10 per share through 12/31/2011; and 500,000 shares at $.20 per share through 12/31/2011. The option shares have been adjusted to reflect the one for ten reverse split effective December 17, 2001.

   6. Mr. Hewitt's shares are held as joint tenant with his wife Karen C. Hewitt. Mr. Hewitt was granted options to obtain up to 200,000 shares at $.10 per share through 12/31/2005; 500,000 shares at $.10 per share through 12/31/2011; and 500,000 shares at $.20 per share through 12/31/2011. The option shares have been adjusted to reflect the one for ten reverse split effective December 17, 2001.

   7.  The directors include James W. Landrum, M. H. McIlvain, and Richard
   M. Hewitt.


(c) Changes in Control

     None

Item 12. Certain Relationships and Related Transactions

During the year ended September 30, 2001, the Company acquired two additional oil and gas interests from Red River in exchange for stock, again, as discussed at Note 4 to the financial statements. Red River continued to collect the revenue from the Kingsridge lease through the end of the year. Certain amounts were transferred to the Company by Red River resulting in a net decrease in the receivable from Red River of $1,883. Accrued salaries increased by $269,167 and related party accounts payable for unreimbursed expenses rose by $60,921 to $73,369. These amounts are due to the Company's president and vice-president.

During the year ended September 30, 2000, the Company acquired an oil and gas property, as discussed at Note 4, from Red River Properties, Inc., an entity controlled by its president. The Company also acquired an investment in a nonmarketable security from Red River. At September 30, 2000, Red River owed the Company $24,500 for funds received from investors who elected to receive stock of the Company rather than another investment opportunity being offered by Red River. Additionally, as shown on the Balance Sheet, the Company owes $237,006 to related parties. Most of this money is due for accrued salaries, but a portion of it, $12,448, is for unreimbursed employee business expenses.


Item 13.  Exhibits and Reports on Form 8-K

On December 19, 2001 a Form 8-K was filed with the Securities and Exchange Commission disclosing the action taken at the December 17, 2001 special meeting of shareholders at which the Company effected a 1 for 10 reverse split of its common shares and the Company was authorized to file an S-8 registration statement to allow it to issue shares to certain advisors, consultants and attorneys.



                             SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GOLDEN CHIEF RESOURCES, INC.


Date:  January 16, 2002                 /s/   JAMES W. LANDRUM
                                       By:  James W. Landrum, President,
                                            Chief Executive Officer,

                                       /s/   MICHAEL H. MCILVAIN
                                      By:  Michael H. McIlvain
                                           Executive vice President and
                                           Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                     Title                            Date
------------------------    ------------------------        ----------------

/s/ JAMES W. LANDRUM        President & Director            January 16, 2002
James W. Landrum


/s/ MICHAEL H. MCILVAIN     Executive Vice President        January 16, 2002
Michael H. McIlvain         & Director


/s/ RICHARD M. HEWITT       Secretary & Director            January 16, 2002
Richard M. Hewitt

                        GOLDEN CHIEF RESOURCES, INC.

                            FINANCIAL STATEMENTS

                            For the Years Ended
                        September 30, 2001 and 2000



                       Index to Financial Statements



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

  Statements of Cash Flows . . . . . . . . . . . . . . . . . . .        F-6

  Notes to Financial Statements  . . . . . . . . . . . . . . . .        F-7

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Golden Chief Resources, Inc.
Dallas, Texas

We have audited the accompanying balance sheets of Golden Chief Resources, Inc. (a development stage enterprise) (the "Company") as of September 30, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. We have also audited the cumulative statements of operations, stockholders' equity, and cash flows for the period from restart in 1998 to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Chief Resources, Inc. at September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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




 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

January 15, 2002

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)
                               Balance Sheets


                                                           September 30,
                                                         2001          2000
                                                     ----------    -----------
                              ASSETS

Current Assets:
   Cash                                              $      142    $     5,156
   Accounts receivable-related party                     22,617         24,500
   Prepaid expenses                                          -         101,250
                                                     ----------    -----------
      Total Current Assets                               22,759        130,906
                                                     ----------    -----------
Property and Equipment:
   Oil and gas properties                               288,020         61,971
   Less accumulated depletion                           (22,342)        (5,420)
                                                     ----------    -----------
                                                        265,678         56,551
                                                     ----------    -----------
Other Assets:
   Investment in nonmarketable security                  20,000         20,000
                                                     ----------    -----------
   TOTAL ASSETS                                      $  308,437    $   207,457
                                                     ==========    ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                     $  156,880    $    96,831
   Accrued expenses                                          -           1,150
   Net profits interest payable                          72,202             -
   Accrued expenses due to related parties              567,095        237,006
                                                     ----------    -----------
      Total Current Liabilities                         796,177        334,987
                                                     ----------    -----------

Stockholders' Equity:
   Common stock, no par value (500,000,000
   shares authorized, 27,878,699 and
   16,974,199 outstanding)                            1,596,232      1,398,276
   Additional Paid in Capital                            15,000             -
   Accumulated deficit                                 (994,640)      (994,640)
   Deficit accumulated during the development stage  (1,104,332)      (531,166)
                                                     ----------    -----------
      Total Stockholders' Equity                       (487,740)      (127,530)
                                                     ----------    -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  308,437   $    207,457
                                                     ==========    ===========




The accompanying notes are an integral part of these financial statements.
                                    F-3

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)
                          Statements of Operations
              For the Years Ended September 30, 2001 and 2000
                                                                   Cumulative
                                                                   During the
                                                                  Development
                                              2001         2000        Stage
                                          ----------   ----------  -----------
Revenues:
   Oil and gas                            $  149,825   $   18,419  $   168,244
   Other income                                   -         1,000        1,938
                                          ----------   ----------  -----------
          Total Revenues                     149,825       19,419      170,182
                                          ----------   ----------  -----------
Costs of Revenues:
   Lease operating expenses                  113,184       41,772      154,956
   Depletion                                  16,922        5,420       22,342
                                          ----------   ----------  -----------
      Total Cost of Revenues                 130,106       47,192      177,298
                                          ----------   ----------  -----------
      Gross Profit/(Loss)                     19,719      (27,773)      (7,116)
                                          ----------   ----------  -----------
Operating Expenses:
   Director and officer compensation         284,167      232,258      608,482
   Consulting fees                                -            -        10,000
   Professional fees                         200,867       74,984      291,057
   Public relations                           25,000       50,000       75,000
   Rent                                        7,200        7,290       14,490
   Travel                                     40,426       23,100       63,526
   Other expenses                             35,225       39,863       76,623
                                          ----------   ----------  -----------
      Total Operating Expenses               592,885      427,495    1,139,178
                                          ----------   ----------  -----------
Loss from Operations                        (573,166)    (455,268)  (1,146,294)

Other Income/(Expenses):
   Gain/(loss) on sale of marketable
     securities                                   -        (5,016)      41,331
   Interest income                                -           113          631
   Unrealized gain/(loss) on marketable
     securities                                   -         4,941           -
                                          ----------   ----------  -----------
Loss before income taxes                    (573,166)    (455,230)  (1,104,332)

   Income taxes                                   -            -            -
                                          ----------   ----------  -----------
Net (Loss)                                $ (573,166)  $ (455,230) $(1,104,332)
                                          ==========   ==========  ===========
Loss per Share                            $    (0.02)  $    (0.03) $     (0.07)
                                          ==========   ==========  ===========
Weighted Average Shares Outstanding       24,965,372   16,053,088   15,373,953
                                          ==========   ==========  ===========




The accompanying notes are an integral part of these financial statements.
                                    F-4

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)
                     Statement of Stockholders' Equity
         For the Period from Reinitialization to September 30, 2001

                                                                                          Deficit
                                                                                        Accumulated
                                                               Additional                During the
                                             Common Stock        Paid In   Accumulated  Development
                                Date      Shares      Amount     Capital     Deficit       Stage
                               -----   ----------   ----------  --------  ----------   ------------
Balances, October 1, 1996               3,221,715   $  994,640  $     -   $ (994,640)  $         -

Net income for the year                        -            -         -           -              -
                                       ----------   ----------  --------  ----------   ------------
Balances, September 30, 1997            3,221,715      994,640        -     (994,640)            -

Shares issued for services and
   expenses                    09/98    1,594,100        1,594        -           -              -
Net (loss) for the year                        -            -         -           -          (1,594)
                                       ----------   ----------  --------  ----------   ------------
Balances, September 30, 1998            4,815,815      996,234        -     (994,640)        (1,594)

Shares issued for:
   Expenses                    10/98      568,892        2,477        -           -              -
   Marketable securities       12/98      721,932        7,219        -           -              -
   Cash                        01/99       33,000        3,300        -           -              -
   Marketable securities       02/99       89,460        8,946        -           -              -
   Consulting                  03/99       50,000       10,000        -           -              -
   Cash                        04/99       20,000        2,000        -           -              -
   Expenses                    04/99       20,000        4,000        -           -              -
   Cash                        07/99       45,000        9,000        -           -              -
   Marketable securities       07/99      137,500       27,500        -           -              -
Net (loss) for the year                        -            -         -           -         (74,342)
                                       ----------   ----------  --------  ----------   ------------
Balances, September 30, 1999            6,501,599    1,070,676        -     (994,640)       (75,936)

Shares issued for:
   Oil and gas properties     10/99     9,750,000           -         -           -              -
   Cash                       10/99        25,000       25,000        -           -              -
   Cash                       11/99         5,000        5,000        -           -              -
   Cash and subscription      12/99        10,000       10,000        -           -              -
   Cash                       01/00         5,100        5,100        -           -              -
   Cash                       02/00        26,000       26,000        -           -              -
   Cash                       03/00        14,500       14,500        -           -              -
   Cash                       06/00        27,000       27,000        -           -              -
   Public relations services  06/00        50,000       50,000        -           -              -
   Professional services      07/00       150,000      135,000        -           -              -
   Cash                       08/00        10,000       10,000        -           -              -
   Nonmarketable securities   09/00       400,000       20,000        -           -              -
Net (loss) for the year                        -            -         -           -        (455,230)
                                       ----------   ----------  --------  ----------   ------------
Balances, September 30, 2000           16,974,199    1,398,276        -     (994,640)      (531,166)

Shares issued for:
   Oil and gas properties     10/00     4,924,500       92,956        -           -              -
   Professional services      10/00       200,000       65,000        -           -              -
   Options granted            03/01            -            -     15,000          -              -
   Oil and gas properties     04/01     5,380,000           -         -           -              -
   Professional services      04/01       400,000       40,000        -           -              -
Net (loss) for the year                        -            -         -           -        (573,166)
                                       ----------   ----------  --------  ----------   ------------
Balances, September 30, 2001           27,878,699   $1,596,232  $ 15,000  $ (994,640)  $ (1,104,332)
                                       ----------   ----------  --------  ----------   ------------

The accompanying notes are an integral part of these financial statements.
                                    F-5

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)
                          Statements of Cash Flows
                       Increases/(Decreases) in Cash

                                                                     Cumulative
                                                                     During the
                                         Years Ended September 30,  Development
                                              2001         2000        Stage
                                           ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                              $ (573,166) $ (455,230) $(1,104,332)
   Adjustments to reconcile net (loss) to
     net cash provided by operations:
     Depletion                                 16,922       5,420       22,342
     Amortization of prepaid expenses         101,250          -       101,250
     (Gain)/loss on sale of securities             -        5,016      (41,331)
     Unrealized (gain)/loss on securities          -       (4,941)          -
     Stock issued for services and expenses   120,000      83,750      221,821
   Changes in:
     Accounts receivable                        1,883     (24,500)     (22,617)
     Accounts payable                          60,049      96,831      156,880
     Accrued expenses                         328,939     147,399      567,095
                                           ----------  ----------  -----------
Net Cash Provided/(Used) by
  Operating Activities                         55,877    (146,255)     (98,892)
                                           ----------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase oil and gas properties              (34,093)    (61,971)     (96,064)
 Proceeds - sale of marketable securities          -        6,015       96,027
 Purchase of marketable securities                 -           -       (11,031)
                                           ----------  ----------  -----------
Net Cash Used by Investing Activities         (34,093)    (55,956)     (11,068)
                                           ----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sales of stock                      -      122,600      136,900
 Repayment of net profits interest payable    (26,798)         -       (26,798)
                                           ----------  ----------  -----------
Net Cash Provided/(Used) by
  Financing Activities                        (26,798)    122,600      110,102
                                           ----------  ----------  -----------
   Increase/(decrease) in cash for period      (5,014)    (79,611)         142

      Cash, Beginning of period                 5,156      84,767           -
                                           ----------  ----------  -----------
      Cash, End of period                  $      142  $    5,156  $       142
                                           ==========  ==========  ===========
Supplemental Disclosures:
   Cash payments for:
      Interest                             $       -   $       -   $        -
      Income taxes                                 -           -            -
   Stock issued for:
      Various expenses                             -           -         3,771
      Consulting                                   -           -        10,300
      Professional services                   105,000     185,000      294,000
      Marketable securities                        -           -        43,665
      Oil and gas properties                   92,956          -        92,956
      Nonmarketable security                       -       20,000       20,000
   Value of options granted as compensation    15,000          -        15,000
   Net profits interest payable assumed
     in purchase                               99,000          -        99,000

The accompanying notes are an integral part of these financial statements.
                                    F-6

                     Golden Chief Resources, Inc.
                   (A Development Stage Enterprise)

                    Notes to Financial Statements
                Years Ended September 30, 2001 and 2000



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

DEVELOPMENT STAGE ENTERPRISE

Due to the loss of assets and operations in 1986, the Company's current activity is the initiation of a new phase. As a result, the Company has reemerged as a development stage enterprise. The Company will continue to be considered to be in a development stage until it has begun significant operations and is generating significant revenues.


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

Amortization of oil and gas properties is computed on a composite units-of-production method based on all estimated proved reserves. All leasehold, equipment, and intangible costs associated with oil and gas properties are currently included in the base for computation and amortization unless the property has not been evaluated and no estimated reserves have been included for the property in the Company's total reserves. Unproved oil and gas properties are assessed for impairment either individually or on an aggregate basis. All of the Company's reserves are located within the United States.
                                    F-7

LONG-LIVED ASSETS

Long-lived assets consist primarily of property and equipment, excess of cost over net assets of acquired businesses, and other intangible assets. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long-lived asset is reduced to its estimated fair value, less any costs associated with any final settlement. As of September 30, 2001, there was no impairment of the Company's long-lived assets.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.

The Company's differences arise principally from the difference in the way oil and gas assets are deducted and from the deductibility of accrued salaries for financial statement and income tax purposes

EARNINGS PER SHARE

Accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share excludes dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings of the entity on an "as if" converted basis. This is done by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potential dilutive securities. The Company had no dilutive securities during 2001 or 2000.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows. The Company had no cash equivalents at September 30, 2001 or 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Management estimates that the carrying value of financial instruments reported in the financial statements approximates their fair values.

USE OF ESTIMATES

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

CONCENTRATIONS

The Company's operations are all in the oil and gas industry. As such, revenues, costs, etc. are subject to changes due to national and international inventory levels, variations in consumption, and other discrete factors. The Company currently owns interests in only two properties and deals with a single operator on each property. Should anything happen to the operator of either property, it is believed that a substitute operator would be available.

LEASE

The Company leases its office space under a month-to-month lease. Rent expense totaled $7,200 and $7,290 for the years ended September 30, 2001 and 2000.


NOTE 2:   NON MARKETABLE SECURITIES

No marketable securities were held at September 30, 2001, or 2000.

During 2000, an investment in marketable securities was liquidated for proceeds of $6,016 and a realized loss of $5,016.

In September 2000, the Company issued 400,000 common shares to a related party in exchange for 100,000 shares (1.5%) of Virgin Oil Company, a closely-held entity. This investment was recorded at the carryover basis of the related party, $20,000. At the present time there is no public market for these shares.

NOTE 3:   OIL AND GAS PROPERTIES

The Company acquired an interest in a non-producing field during the year ended September 30, 2000. This field had produced gas through 1992, but was shut in due to the low price of gas and the costs associated with producing the gas and making it marketable. After reworking wells and production equipment, the field was returned to production in January 2000. Work continued on the field into December of 2001 when work was halted for a breather period. A petroleum engineer has estimated the Company's future development costs to bring the field to full production to be $1,525,500 with resulting discounted net cash flows at $2,768,845. The development costs are projected to be incurred during 2002 and 2003. Disclosures of unaudited information regarding reserves are presented at Note 12.


NOTE 4:   STOCK TRANSACTIONS

In December 2001, a 1 for 10 reverse split of the Company's stock was approved at a special stockholders' meeting. All share issuances and per-share information, along with option information, in the financial statements and notes have been restated to reflect the effects of the reverse split. It has been estimated that ten additional shares will be issued as a result of the decision to round any stockholder of less than one share after the reverse split up to one share.

During September 1998, the Board approved the issuance of 1,594,100 shares of common stock to its President and Secretary for past services provided to the Company valued at $1,000 and reimbursement of expenses totaling $594.

During the quarter ended December 31, 1998, the Company issued 538,892 shares valued at $2,177 to officers and directors or their assignees for expenses incurred on behalf of the Company. Additionally, 30,000 shares valued at $300 were issued for investment banking services and 721,932 shares valued at $7,219 were issued to a related entity in exchange for marketable securities. During the last three quarters ending September 30, 1999, the Company issued 98,000 shares for $14,300 cash, 226,960 shares to related parties for marketable securities, and 70,000 shares valued at $14,000 for consulting and professional services.

During October 1999, the Company issued 9,750,000 shares to Red River Properties, Inc. in exchange for a 10% working interest in the JFS field in Dimmit County, Texas. Because this property was acquired from a related party, carryover basis was used to record the property. The related party had no basis in the property and the carryover basis was zero. During the year ended September 30, 2000, the Company issued 122,600 shares for cash proceeds of $122,600 pursuant to a private placement memorandum. A public relations firm was issued 50,000 shares valued at $50,000 for Internet promotion of the Company. A consultant was employed to increase public awareness of the Company and assist with fund-raising programs in exchange for 150,000 shares valued at $135,000. In September 2000, 400,000 shares were issued in exchange for 100,000 shares of a closely-held oil and gas company. This interest represents less than 5% of the outstanding stock of the investee.

During October 2000, the Company issued, 4,924,500 shares to Red River Properties, Inc. in exchange for an additional 15% working interest in the JFS field. Red River had a $92,956 basis in this interest which carried over since it is a related party. In acquiring this 15% interest, the Company took the property subject to a $99,000 Net Profits Interest which will be paid before the Company realizes any net cash flow from the interest. Also 200,000 shares valued at $65,000 were issued during October 2000 for legal and public relations services. During April 2001, the Company issued 5,380,000 shares to Red River for a 3.75% working interest in the Kingsridge field in LaFourche Parish, Louisiana. This oil and gas producing field immediately began yielding revenues to the Company. Red River had no basis in the property and no basis was recorded on the Company's books for this purchase. Additionally, 400,000 shares valued at $40,000 were issued in April 2001 for legal and financial consulting services.

At September 30, 2001 and 2000, the Company has reserved 5,500,000 and 2,520,000 shares, respectively, of its authorized but unissued common stock for possible future issuance in connection with the potential exercise of stock options.


NOTE 5:   STOCK OPTIONS

At September 30, 2001, the Company had outstanding options for the purchase of its common stock as presented below. These options are related to employment agreements and services rendered to the Company.

    Exercise Price             Exercise Period             # of Shares
    ---------------           ----------------             -----------
    $0.10 per share           Through 12/31/02                 50,000
    $0.20 per share           Through 12/31/04                 50,000
    $0.10 per share           Through 12/31/05                400,000
    $0.10 per share           Through 12/31/10              1,000,000
    $0.20 per share           Through 12/31/10              1,000,000
    $0.10 per share           Through 12/31/11              1,500,000
    $0.20 per share           Through 12/31/11              1,500,000
                                                            ---------
    Total                                                   5,500,000
                                                            =========

New grants during the year ended September 30, 2001, consisted of options granted to officers of the Company for services and efforts rendered. Changes in outstanding options during the year were as follows:

    Options outstanding at September 30, 2000               2,520,000

      Expirations                                             (20,000)
      Grants                                                3,000,000
                                                            ---------
    Options outstanding at September 30, 2001               5,500,000
                                                            =========

NOTE 6:   INCOME TAXES

There is no provision for income tax expense or benefit in 2001 or 2000. This is due to the fact there is no current foreseeable taxable income against which to offset these losses. Net operating losses available for carry-forward are presented in the table below.

                                            Amount of Net
              Year of                      Operating Loss
            Expiration                      Carry Forward
            ----------                     --------------
               2018                            $  1,541
               2019                              69,401
               2020                             261,503
               2021                             309,836
                                               --------
              Total                            $642,281

Income tax expense consists of the following at September 30, 2000 and 1999:

                                                           2001        2000
                                                      ----------   ----------
  Current federal income taxes                        $       -    $       -
  Current state income taxes                                  -            -

  Current income tax expense                                  -            -
  Deferred tax expense                                        -            -
                                                      ----------   ----------
                                                      $       -    $       -
                                                      ==========   ==========

The following table presents a reconciliation of income tax calculated at the statutory Federal rate to the Company's income taxes.

                                                           2001        2000
                                                      ----------   ----------
  Tax calculated on financial statement net loss      $ (194,876)  $ (154,778)
   Unrealized loss on marketable securities                   -        (1,680)
   Amortization and deduction of oil and gas
      properties                                          (8,734)     (10,016)
   Nondeductible expenses                                  1,650        1,213
   Deferral of accrued salaries                           96,617       76,350
   Net operating loss available for carry forward        105,343       88,911
                                                      ----------   ----------
  Provision for income taxes                          $       -    $       -
                                                      ==========   ==========

As discussed at Note 1, deferred tax assets and liabilities consist of the following:

                                                           2001        2000
                                                      ----------   ----------
  Deferred federal tax liability                      $   18,618   $   10,016
  Deferred state tax liability                             2,464        1,325
                                                      ----------   ----------
     Total Deferred Tax Liabilities                       21,082       11,341
                                                      ----------   ----------

  Deferred federal tax asset                             391,343      189,381
  Deferred state tax asset                                51,796       25,065
     Less valuation allowance                           (422,057     (203,105)
                                                      ----------   ----------
        Total Deferred Tax Assets                         21,082       11,341
                                                      ----------   ----------
  Net Deferred Tax Assets and Liabilities             $       -    $       -
                                                      ==========   ==========

Although the Company has net operating loss carry-forwards as indicated above, it is not foreseeable when or if benefits arising from these losses will be realized. Due to this uncertainty, a valuation allowance has been established to defer recognition of any benefit until it becomes reasonably clear that these benefits will be utilized.

The following temporary differences gave rise to deferred tax assets/(liabilities):

                                                           2001        2000
                                                      ----------   ----------
  Accrued salaries and options                        $  508,725   $  224,558
  Fixed assets                                           (54,760)     (29,459)
  Net operating loss carry-forwards                      642,281      332,445


NOTE 7:   RELATED PARTY TRANSACTIONS

During the year ended September 30, 2000, the Company acquired an oil and gas property, as discussed at Note 4, from Red River Properties, Inc., an entity controlled by its president. The Company also acquired an investment in a non marketable security from Red River. At September 30, 2000, Red River owed the Company $24,500 for funds received from investors who elected to receive stock of the Company rather than another investment opportunity being offered by Red River. Additionally, as shown on the Balance Sheet, the Company owes $237,006 to related parties. Most of this money is due for accrued salaries, but a portion of it, $12,448, is for unreimbursed employee business expenses.

During the year ended September 30, 2001, the Company acquired two additional oil and gas interests from Red River in exchange for stock, again, as discussed at Note 4. Red River continued to collect the revenue from the Kingsridge lease through the end of the year. Certain amounts were transferred to the Company by Red River resulting in a net decrease in the receivable from Red River of $1,883. Accrued salaries increased by $269,167 and related party accounts payable for unreimbursed expenses rose by $60,921 to $73,369. These amounts are due to the Company's president and vice-president.


NOTE 8:   EMPLOYMENT CONTRACTS

In March 2000, the Company entered into employment contracts which were made effective to October 12, 1999, and run through October 2002 (not including automatic annual renewals thereafter) with its president and vice-president. These contracts provide for salaries of $120,000 per year which are to be accrued if not paid, options to purchase specified numbers of shares, and other standard employee benefits should the Company elect to provide them to any employee. In March 2001, the Company entered into a three-year contract with its corporate secretary providing for a salary of $50,000 per year along with standard benefits available to any other employee. The aggregate commitment under these contracts for future salaries at September 30, 2000, excluding stock options and other possible compensation, was approximately $373,000. At September 30, 2001 and 2000, salaries accrued under these contracts totaled $493,725 and $224,558, respectively.


NOTE 9:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended September 30, 2001 and 2000.

                                                           2001        2000
                                                      ----------   ----------
Numerator:
  Net income from continuing operations               $ (573,166)  $ (455,230)
                                                      ==========   ==========
Denominator:
     Basic weighted average shares outstanding        24,965,372   16,053,088
     Dilutive options                                         -            -
                                                      ----------   ----------
     Denominator for diluted EPS                      24,965,372   16,053,088
                                                      ==========   ==========
Earnings/(loss) per share:
  Basic                                               $    (0.02)  $    (0.03)
  Diluted                                                  (0.00)       (0.00)


NOTE 10:   SUBSEQUENT EVENTS AND CURRENT ACTIVITIES

In December 2001, a special stockholders' meeting was held at which a one for ten reverse split of the Company's outstanding shares was approved. Additionally, the Board of Directors was authorized to prepare and file a Form S-8 for the registration of 25,000,000 shares for use as compensation to consultants and other employed by the Company. The directors were also authorized to change the name of the Company. Pursuant to the S-8 filing, the directors have authorized and issued 5,400,000 shares to consultants.


NOTE 11:   GOING CONCERN

As discussed in the General Information regarding the Development Stage Enterprise, the Company had no substantial operations between 1986 and September 30, 1999. Since that date, the Company has generated some new capital, as indicated above, and has acquired interests in oil and gas leases which are producing revenues. However, such revenues have yet to significantly overcome sizable lease operating expenses. Management's plans consist primarily of the generation of significant new capital. Should management prove unsuccessful in its fund-raising efforts, the Company is not in any real danger of dissolution as long as the officers and directors are willing to pay the nominal costs of keeping it in good standing. Management continues to seek opportunities to acquire additional oil and gas interests or to identify a viable merger candidate. No predictions can be made as to the success of these plans.

NOTE 12:   DISCLOSURES REGARDING OIL AND GAS PRODUCING ACTIVITIES
                (UNAUDITED)

The Company acquired its main gas producing interest during the year ended September 30, 2000. During the year ended September 30, 2001, the Company acquired an additional interest in this property and purchased an interest in the Kingsridge oil and gas field in Louisiana. The following schedules regarding reserves do not include any information regarding the Kingsridge field, except where indicated, because that information is not currently economically available to the Company.

                      Reserve Quantities of Gas

                                                                   (MCF)
                                                                ---------
   Proved developed and undeveloped reserves:
      Beginning of year                                         2,248,470
      Purchases of reserves in place                            3,372,705
      Adjustments                                              (2,826,165)
      Production                                                  (26,165)
                                                                ---------
          End of year                                           2,768,845
                                                                =========

   Proved developed reserves:
      Beginning of year                                           485,509
      End of year                                                 796,757

All of the Company's reserves are located within the United States. No estimates of reserves have been reported to or filed with any other Federal authority or agency during the year presented. As mentioned above, this scheduled does not include reserves from the Kingsridge field.


      Results of Operations for Oil and Gas Producing Activities for the Year Ended September 30, 2001 and 2000

                                                           2001        2000
                                                      ----------   ----------
      Sales of gas                                    $  130,466   $   18,419
      Sales of oil                                        19,359           -
                                                      ----------   ----------
         Total revenues                                  149,825       18,419
                                                      ----------   ----------

      Production costs                                   113,184       41,772
      Depletion                                          16,922         5,420
                                                      ----------   ----------
         Total costs                                     130,106       47,192
                                                      ----------   ----------
   Results of operations from oil and gas producing
     activities (excluding corporate overhead)        $   19,719   $  (28,773)
                                                      ==========   ==========

All sales were to unaffiliated entities. Amortization costs were $0.65 and $0.59 per mcf in 2001 and 2000. Revenue totals and production costs include the activities at the Kingsridge field.

    Capitalized Costs Relating to Oil and Gas Producing Activities

                                                           2001        2000
                                                      ----------   ----------
   Producing properties                               $  288,020   $   61,971
   Accumulated Depletion                                 (22,342)      (5,420)
                                                      ----------   ----------
   Net Capitalized Costs                              $  265,678   $   56,551
                                                      ==========   ==========

These costs do not reflect any cost for the Kingsridge field because the Company has no cost basis in that property.


 Costs Incurred in Oil and Gas Property Acquisition, Exploration and
Development

                                                           2001        2000
                                                      ----------   ----------
   Property acquisition costs                         $  191,956   $       -
   Exploration costs                                          -            -
   Development costs                                      34,092       61,971
                                                      ----------   ----------
      Total                                           $  226,048   $   61,971
                                                      ==========   ==========

The Company acquired reserves during September 2000 and April 2001 from a related party who had no basis in the properties. Because the acquisition was from a related party, the carryover basis was used to record the acquisition. Additional interests acquired in October 2000 were recorded at carryover basis plus a Net Profits interest which had attached to the interest prior to its transfer.


          Standardized Measure of Discounted Future Net Cash Flows

                                                           2001        2000
                                                      ----------   ----------
   Future cash inflows                                $5,310,783   $7,352,169
   Future production and development costs            (2,988,982)  (2,400,689)
   Future income taxes                                  (517,406)  (1,250,029)
                                                      ----------   ----------
      Future net cash flows                            1,804,395    3,701,451
   10% annual discount for estimated timing
        of cash flows                                   (891,936)  (1,607,818)
                                                      ----------   ----------
   Standardized measure of discounted future net
        cash flows                                    $  912,459   $2,093,633
                                                      ==========   ==========

       Principal Sources of Changes in the Standardized Measure of Discounted Future Net Cash Flows

                                                           2001        2000
                                                      ----------   ----------
   Standardized measure - beginning of year           $2,093,633   $       -
   Acquisition of reserves in place                      629,273    2,766,371
   Sales, net of production costs                        (22,324)      23,353
   Extensions and discoveries                                 -            -
   Changes in estimated future development costs         500,971           -
   Revisions of quantity estimates                    (1,243,089)          -
   Accretion of discount                                 278,972           -
   Net change in income taxes                            454,883     (696,091)
   Changes in production timing and other               (366,623)          -
   Changes in sales prices                            (1,413,237)          -
                                                      ----------   ----------
      Standardized measure - end of year              $  912,459   $2,093,633
                                                      ==========   ==========

In developing the reserve analysis, some reserves that showed to be economical to produce at sales prices used at September 30, 2000 were excluded at September 30, 2001 because they were not indicated to be economical to produce at sales prices used for the more current date.