Form 10QSB
period 2001-12-31
GOLDEN CHIEF RESOURCES INC
filed 2002-02-19
CIK 752391

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended DECEMBER 31, 2001


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

                               (214) 754-9160
              (Issuer's telephone number, including area code)



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        There were 38,478,699 shares of common stock, No Par Value, outstanding as of February 10, 2002.


Transitional Small Business Disclosure Format (check one);  Yes [  ]  No [X]

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

        REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Golden Chief Resources, Inc.
Dallas, Texas

We have reviewed the accompanying balance sheet of Golden Chief Resources, Inc. (a development stage enterprise) (the "Company") as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the three months ended December 31, 2001 and 2000 and the cumulative information for the period from August 1998 until December 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 15, 2002, we expressed an opinion on those financial statements which was qualified based on the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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

 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

February 18, 2002

                        Golden Chief Resources, Inc.
                      (A Development Stage Enterprise)

                               Balance Sheets

                                                  December 31, September 30,
                                                      2001         2001
                                                  -----------  ------------
                                                  (Unaudited)

                                 ASSETS

Current Assets:
   Cash                                           $      306    $      142
   Accounts receivable-related party                  20,867        22,617
                                                  ----------    ----------
      Total Current Assets                            21,173        22,759
                                                  ----------    ----------
Property and  Equipment
   Oil and gas properties                            338,604       288,020
     Less Accumulated depletion                      (26,039)      (22,342)
                                                  ----------    ----------
      Total Property and Equipment                   312,565       265,678
                                                  ----------    ----------
Other Assets:
   Investment in Non marketable security              20,000        20,000
                                                  ----------    ----------
   TOTAL ASSETS                                   $  353,738    $  308,437
                                                  ==========    ==========



                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Current Liabilities
      Accounts payable                            $  208,686    $  156,880
      Accounts payable to related parties            106,167        73,369
      Accrued expense due to related parties         566,225       493,726
      Net profits interest payable                    72,202        72,202
                                                  ----------    ----------
   Total Current Liabilities                         953,280       796,177
                                                  ----------    ----------

Stockholders' Equity:
   Common stock, no par value (500,000,000
      shares authorized, 32,378,699 and
      27,878,699 outstanding)                      1,911,232     1,596,232
   Additional                                         15,000        15,000
   Accumulated deficit                              (994,640)     (994,640)
   Deficit accumulated during the
      development stage                           (1,531,134)   (1,104,332)
                                                  ----------    ----------
      Total Stockholders' Equity                    (599,542)     (487,740)
                                                  ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  353,738    $  308,437
                                                  ==========    ==========

See accompanying selected information and accountants' report.
                                      3

                      Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

                        Statement of Operations
           For Three Months Ended December 31, 2001 and 2000
                              (Unaudited)

                                           Cumulative
                                           During the
                                          Development
                                             Stage        2001         2000
                                          ----------   ----------  -----------
Revenues:
  Oil and gas                             $  184,581   $   16,337  $     8,476
  Other income                                 1,938          -             -
                                          ----------   ----------  -----------
     Total Revenues                          186,519       16,337        8,476
                                          ----------   ----------  -----------
Cost of Revenues:
  Lease operating expenses                   186,590       31,634       37,934
  Depletion                                   26,039        3,697        3,512
                                          ----------   ----------  -----------
     Total Cost of Revenues                  212,629       35,331       41,446
                                          ----------   ----------  -----------
  Gross Profit                               (26,110)     (18,994)     (32,970)
                                          ----------   ----------  -----------
Operating Expenses:
  Personnel costs                            680,982       72,500       60,000
  Consulting fees                            255,000      245,000           -
  Professional fees                          361,207       70,150       38,173
  Public relations                            75,000           -        12,500
  Travel                                      73,538       10,012       10,947
  Rent                                        16,290        1,800        1,800
  Other                                       84,969        8,346       11,048
                                          ----------   ----------  -----------
     Total Operating Expenses              1,546,986      407,808      134,468
                                          ----------   ----------  -----------
Income from Operations                    (1,573,096)    (426,802)    (167,438)

Other Income/(Expenses)
  Gain/(loss)- sale of investments            41,331           -            -
  Unrealized gain on investments                  -            -            -
  Interest income                                631           -            -
                                          ----------   ----------  -----------
Income before income taxes                (1,531,134)    (426,802)    (167,438)

  Income taxes                                    -            -            -
                                          ----------   ----------  -----------
Net Income                               $(1,531,134)  $ (426,802) $  (167,438)
                                          ==========   ==========  ===========

Earnings per Share                       $     (0.09)  $    (0.02) $     (0.01)
                                          ==========   ==========  ===========
Weighted Average Shares Outstanding       16,350,502   28,302,612   21,944,075
                                          ==========   ==========  ===========

See accompanying selected information and accountants' report.
                                      4

                                  Golden Chief Resources, Inc.
                                (A Development Stage Enterprise)

                                Statement of Stockholders' Equity
                      From the Period from August 1998 to December 31, 2001
                                           (Unaudited)

                                                                                          Deficit
                                                                                        Accumulated
                                                               Additional                During the
                                             Common Stock        Paid In   Accumulated  Development
                                Date      Shares      Amount     Capital     Deficit       Stage
                               -----   ----------   ----------  --------  ----------   ------------
Balances, October 1, 1996               3,221,715   $  994,640  $     -   $ (994,640)  $         -

Net income for the year                        -            -         -           -              -
                                       ----------   ----------  --------  ----------   ------------
Balances, September 30, 1997            3,221,715      994,640        -     (994,640)            -

Shares issued for services and
   expenses                    09/98    1,594,100        1,594        -           -              -
Net (loss) for the year                        -            -         -           -          (1,594)
                                       ----------   ----------  --------  ----------   ------------
Balances, September 30, 1998            4,815,815      996,234        -     (994,640)        (1,594)

Shares issued for:
   Expenses                    10/98      568,892        2,477        -           -              -
   Marketable securities       12/98      721,932        7,219        -           -              -
   Cash                        01/99       33,000        3,300        -           -              -
   Marketable securities       02/99       89,460        8,946        -           -              -
   Consulting                  03/99       50,000       10,000        -           -              -
   Cash                        04/99       20,000        2,000        -           -              -
   Expenses                    04/99       20,000        4,000        -           -              -
   Cash                        07/99       45,000        9,000        -           -              -
   Marketable securities       07/99      137,500       27,500        -           -              -
Net (loss) for the year                        -            -         -           -         (74,342)
                                       ----------   ----------  --------  ----------   ------------
Balances, September 30, 1999            6,501,599    1,070,676        -     (994,640)       (75,936)

Shares issued for:
   Oil and gas properties     10/99     9,750,000           -         -           -              -
   Cash                       10/99        25,000       25,000        -           -              -
   Cash                       11/99         5,000        5,000        -           -              -
   Cash and subscription      12/99        10,000       10,000        -           -              -
   Cash                       01/00         5,100        5,100        -           -              -
   Cash                       02/00        26,000       26,000        -           -              -
   Cash                       03/00        14,500       14,500        -           -              -
   Cash                       06/00        27,000       27,000        -           -              -
   Public relations services  06/00        50,000       50,000        -           -              -
   Professional services      07/00       150,000      135,000        -           -              -
   Cash                       08/00        10,000       10,000        -           -              -
   Non marketable securities  09/00       400,000       20,000        -           -              -
Net (loss) for the year                        -            -         -           -        (455,230)
                                       ----------   ----------  --------  ----------   ------------
Balances, September 30, 2000           16,974,199    1,398,276        -     (994,640)      (531,166)

See accompanying selected information and accountants' report.
                                      5

                                  Golden Chief Resources, Inc.
                                (A Development Stage Enterprise)

                                Statement of Stockholders' Equity
                      From the Period from August 1998 to December 31, 2001
                                           (Unaudited)
(Continued)

                                                                                          Deficit
                                                                                        Accumulated
                                                               Additional                During the
                                             Common Stock        Paid In   Accumulated  Development
                                Date      Shares      Amount     Capital     Deficit       Stage
                               -----   ----------   ----------  --------  ----------   ------------
Shares issued for:
   Oil and gas properties     10/00     4,924,500       92,956        -           -              -
   Professional services      10/00       200,000       65,000        -           -              -
   Options granted            03/01            -            -     15,000          -              -
   Oil and gas properties     04/01     5,380,000           -         -           -              -
   Professional services      04/01       400,000       40,000        -           -              -
Net (loss) for the year                        -            -         -           -        (573,166)
                                       ----------   ----------  --------  ----------   ------------
Balances, September 30, 2001           27,878,699    1,596,232    15,000    (994,640)    (1,104,332)

Shares issued for:
   Consulting services        12/01     3,500,000      245,000        -           -              -
   Legal services             12/01     1,000,000       70,000        -           -              -
Net (loss) for the year                        -            -         -           -        (426,802)
                                       ----------   ----------  --------  ----------   ------------
Balances, December 31, 2001            32,378,699   $1,911,232  $ 15,000  $ (994,640)  $ (1,531,134)
                                       ==========   ==========  ========  ==========   ============

















See accompanying selected information and accountants' report.
                                      6

                       Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

                        Statement of Cash Flows
                     (Increases/(Decreases) in Cash
           For Three Months Ended December 31, 2001 and 2000
                              (Unaudited)

                                            Cumulative
                                            During the
                                           Development
                                               Stage      2001        2000
                                           ----------- ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $(1,531,134)$ (426,802) $  (167,438)
 Adjustments to reconcile net loss to net
   cash provided/(used) by operations:
   Depletion                                    26,039      3,697        3,512
   Amortization of prepaid expenses            101,250         -            -
   Loss/(gain) on sale of securities           (41,331)        -            -
   Unrealized (gain) on securities                  -          -            -
   Stock issued for services and expenses      536,821    315,000       12,500
 Changes in operating assets and liabilities:
   Accounts receivable                         (20,867)     1,750          800
   Prepaid expenses                                 -          -        33,750
   Accounts and accrued payables               241,484     84,604       63,705
   Accrued expenses                            639,594     72,499       74,015
                                           ----------- ----------  -----------
NET CASH PROVIDED/(USED) BY
 OPERATING ACTIVITIES                          (48,144)    50,748       20,844
                                           ----------- ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Costs of developing oil and gas properties    (146,648)   (50,584)     (26,000)
Proceeds from sale of securities                96,027         -            -
   Purchase of marketable securities           (11,031)        -            -
                                           ----------- ----------  -----------
NET CASH USED IN INVESTING ACTIVITIES          (61,652)   (50,584)     (26,000)
                                           ----------- ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds stock sales                        136,900         -            -
   Repayment of net profits interest           (26,798)        -            -
   Proceeds from short term notes               10,000         -            -
   Repayment of short term notes               (10,000)        -            -
                                           ----------- ----------  -----------
NET CASH PROVIDED/(USED) BY
 FINANCING ACTIVITIES                          110,102         -            -
                                           ----------- ----------  -----------
 Increase/(decrease) in cash for period            306        164       (5,156)

   Cash, Beginning of period                        -         142        5,156
                                           ----------- ----------  -----------

   Cash, End of period                     $       306 $      306  $        -
                                           =========== ==========  ===========



See accompanying selected information and accountants' report.
                                      7

                      Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

                        Statement of Cash Flows
                     (Increases/(Decreases) in Cash
            For Nine Months Ended December 31, 2001 and 2000
                              (Unaudited)

(Continued)
                                            Cumulative
                                            During the
                                           Development
                                               Stage      2001        2000
                                           ----------- ----------  -----------
Supplemental Disclosures:

Cash payments for:
 Interest                                  $        -  $       -   $         -
 Income taxes                                       -          -             -

Stock issued for:
 Various expenses                                3,771         -             -
 Consulting                                    255,300    245,000            -
 Professional services                         364,000     70,000            -
 Marketable securities                          43,665         -             -
 Prepaid public relations services                  -          -         37,500
 Non marketable security                        20,000         -             -
 Fixed assets acquired with:
   Stock issuance                               92,956         -             -
   Net profits production payable               99,000         -             -
 Value of options granted as compensation       15,000         -             -















See accompanying selected information and accountants' report.
                                      8

                      Golden Chief Resources, Inc.
                    (A Development Stage Enterprise)

             Selected Information for Financial Statements
                  Three Months Ended December 31, 2001


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the three-month period ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

Development Stage Enterprise

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

Going Concern Issues

The Company had no operations from 1986 until November 1999. In January 2000, activities begun in November 1999 started generating revenues. However, such revenues have not been significant enough to overcome expenses. Additional development of the properties acquired by the Company and the rest of Management's plan of operations requires significant additional capital generation. Efforts to raise capital met with little success during the year ended September 30, 2001. There is no guarantee that sufficient capital can be raised to accomplish the property development and plan of operations. Management is continuing its efforts to raise capital to be able to exploit the potentials indicated by its oil and gas properties and to follow its plan of additional oil and gas acquisitions. The Company is not in significant danger of dissolution as long as the Management controls the cash costs being incurred. However, without the infusion of additional capital, the Company is not currently in a position to initialize significant portions of its plan of operations.

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


NOTE 2:   STOCK TRANSACTIONS

On December 17, 2001 a special meeting of shareholders was held in Dallas, Texas at which the Company agreed to effect a reverse split of its common stock at a 1 for 10 ratio. This action was effective as soon as practical and was effected in the trading of the Company's shares on January 2, 2002. All share and per-share amounts have been presented as though the reverse split had occurred before any period presented.

The meeting also approved the filing of an S-8 registration statement with the Securities and Exchange Commission to allow the issuance of shares to consultants, advisors and attorneys. The S-8 statement was filed on December 21, 2001 to register 25,000,000 post-reverse-split common shares for the above stated purpose. The meeting also approved the change of corporate name to be determined at a later date by management.

In December 2001 the Company issued common shares pursuant to the S-8 filing to Steve Owen in the amount of 2,500,000 shares valued at $175,000; Gene Maloney in the amount of 1,000,000 shares valued at $70,000; and 1,000,000 shares to Aden L. Vickers valued at $70,000. The shares to Mr. Owen were issued pursuant to his agreement to provide specific consulting and advisory services in the area of petroleum engineering, identification of possible asset acquisitions, and petroleum geology services. The shares to Mr. Maloney were issued pursuant to his financial consulting agreement with the Company. The shares to Mr. Vickers were issued as payment for legal fees relative to the filing of the S-8 registration statement.

Also see the discussion regarding subsequent events at Note 5 below.


NOTE 3:   CONTINGENCY

Under the terms of the farm-out agreement with MJM Oil and Gas, Inc. on the JFS Field, MJM is providing development funds for this property. Consistent with this arrangement, MJM has a lien against the Company's interest in this field until such time as the Company has repaid its share of all of the development costs incurred by MJM in returning this field to production.

NOTE 4:   STOCK OPTIONS

At December 31, 2001, the Company had outstanding options for the purchase of its common stock as presented below. These options are related to employment agreements and services rendered to the Company.

    Exercise Price             Exercise Period             # of Shares
    ---------------           ----------------             -----------
    $0.10 per share           Through 12/31/02                 50,000
    $0.20 per share           Through 12/31/04                 50,000
    $0.10 per share           Through 12/31/05                400,000
    $0.10 per share           Through 12/31/10              1,000,000
    $0.20 per share           Through 12/31/10              1,000,000
    $0.10 per share           Through 12/31/11              1,500,000
    $0.20 per share           Through 12/31/11              1,500,000
                                                            ---------
    Total                                                   5,500,000
                                                            =========

Changes in outstanding options during the year were as follows:

     Options outstanding at September 30, 2001              5,500,000
       Expirations                                                 -
       Grants                                                      -
                                                            ---------
     Options outstanding at December 31, 2001               5,500,000
                                                            =========


NOTE 5:   SUBSEQUENT EVENTS

Subsequent to the quarter ended December 31, 2001 the Company has issued an additional 6,100,000 shares pursuant to the S-8 registration statement as follows. Gene Maloney was issued 1,900,000 shares pursuant to his consulting agreement. Steve Owen was issued 3,000,000 shares pursuant to his consulting and advisory agreement. William Andrew Stack was issued 200,000 shares pursuant to his agreement to provide certain legal services to the Company. 1,000,000 shares were issued to Dr. Sarvotham Chary who has agreed to provide advisory services in overseas markets.

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

The Company is actively engaged in reviewing acquisitions of producing properties in the oil and gas sector, and as soon as funds are available the Company expects to close certain transactions. (See Liquidity and Capital Resources below) The operation of the JFS property continued with efforts to synchronize the operation of the various components of the JFS field to enhance production of natural gas.

On August 31, 2000, the Company entered into an agreement to acquire 100% of the issued and outstanding common stock of MJM Oil and Gas, Inc. ("MJM"). After significant effort on the part of Company management the conclusion was reached that the possibility of raising the necessary capital to complete the transaction was nil. The factors affecting this decision included the overall condition of the U. S. economy, the perceived uncertainties and instabilities in the energy industry, and the continued depressed price of the Company's common stock. Company management has revised its plan of growth to concentrate on more modest acquisitions in the energy and related fields, and to this end is currently working to reach agreements on more than one acquisition. The Company's philosophy of the energy industry continues to be to develop and exploit oil and gas reserves in proven areas where other operators have either overlooked additional reserves or elected for their own reasons not to proceed.

The Company acquired an additional 15% working interest in the JFS field, a producing property, in October 2000. This additional interest is burdened by a net profits interest to an unrelated third-party which precludes the Company from receiving the revenues from this interest until the net profits interest is satisfied. The Company expects that with current prices and production that the net profits interest should be satisfied sometime in the distant future.


Liquidity and Capital Resources:

During the current quarter the Company's capital resources were extremely limited. Company management expects that the one for ten reverse split of the Company's common stock will result in improved marketability of the stock which could allow for the Company to make limited private placements to bring in capital for acquisitions and operations.

The assets as of December 31, 2001 totaled $353,738 and consisted primarily of the JFS Property. The assets as of December 31, 2000 totaled $227,739 and consisted primarily of prepaid expenses and the JFS Property. The assets as of December 31, 1999 were $42,968 consisting primarily of the JFS property. The Company acquired this interest through the change of control transaction on October 12, 1999. The Company did not have any assets or liabilities on September 30, 1998 or on December 31, 1997.


Revenues and Expenses:

During the current quarter the Company reported revenues of $16,337, cost of revenues of $35,331, and other expense items of $407,808 resulting in a net loss of $426,802 for the quarter. Primary increases in expenses resulted from consulting fees paid in stock to advisors and experts in the amount of $245,000 and attorney's fees of $70,000 in connection with the reverse stock split and the filing of the S-8 registration statement which amounts were paid by the issuance of common stock. The Company expects to incur additional consulting fees during the next few quarters as management reviews and revises its plan for the Company with the help of these advisors and consultants. As the Company becomes more active increases in revenues and recurring expenses are expected. The Company reported revenues of $8,476 during the year ago quarter and did not incur significant consulting fees during that quarter.

The Company issued a total of 4,500,000 shares during the quarter increasing the shares outstanding from 27,878,699 on September 30, 2001 to 32,378,699 on December 31, 2001. The 4,500,000 shares were issued for consulting and attorneys' fees.

A Form 8-K was filed on December 19, 2001 discussing the special shareholders' meeting and the actions taken therein. (See General above)


Subsequent Events:

Subsequent to the quarter ended December 31, 2001 the Company has issued an additional 6,100,000 shares pursuant to the S-8 registration statement as follows: Gene Maloney 1,900,000 shares pursuant to his consulting agreement, Steve Owen 3,000,000 shares pursuant to his consulting and advisory agreement, William Andrew Stack 200,000 shares pursuant to his agreement to provide certain legal services to the Company, and 1,000,000 shares to Dr. Sarvotham Chary who has agreed to provide advisory services in overseas markets.


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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

During December 2001, the Company's Board of Directors approved a one for ten reverse split of the outstanding common shares. This reverse split was made effect January 2, 2002. All share and per share amounts have been presented as though this reverse split occurred at the earliest point in time presented.

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

Item 6.  Exhibits and Reports on Form 8-K

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

                                    GOLDEN CHIEF RESOURCES, INC.


Date:  February 19, 2002                /s/JAMES W. LANDRUM
                                    By:  James W. Landrum, President



Date:  February 19, 2002                /s/M. H. MCILVAIN
                                    By:  M. H. McIlvain, Executive Vice
                                    President and Chief Financial Officer