Form 10QSB
period 2002-03-31
GOLDEN CHIEF RESOURCES INC
filed 2002-05-10
CIK 752391

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2002


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission file number 0-12809

                          GOLDEN CHIEF RESOURCES, INC.
        (Exact name of small business issuer as specified in its charter)

                     State of Kansas                    48-0846635
           (State or other jurisdiction of            (IRS Employer
            incorporation or organization)             I. D. Number)

               3109 Carlisle, Dallas, Texas               75204
        (Address of principal executive offices)        (Zip Code)

         Issuer's telephone number, including area code: (214) 754-9160

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

           There were 42,678,699 shares of common stock, No Par Value, outstanding as of March 31, 2002.

Transitional Small Business Disclosure Format (check one);  Yes [ ]  No [X]

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          GOLDEN CHIEF RESOURCES, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS


                                                                       March 31,        September 30,
                                                                         2002                2001
                                                                      -----------       -------------
                                                                      (Unaudited)

                                                 ASSETS

Current Assets:
      Cash                                                             $       461       $       142
      Accounts receivable-related party                                     11,067            22,617
                                                                       -----------       -----------
           Total Current Assets                                             11,528            22,759

Property and  Equipment
      Oil and gas properties                                               338,604           288,020
        Less Accumulated depletion                                         (27,901)          (22,342)
                                                                       -----------       -----------
           Total Property and Equipment                                    310,703           265,678
                                                                       -----------       -----------

Other Assets:
      Investment in nonmarketable security                                  20,000            20,000
                                                                       -----------       -----------

      TOTAL ASSETS                                                     $   342,231       $   308,437
                                                                       ===========       ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Current Liabilities
           Accounts payable                                            $   339,264       $   156,880
           Accrued expenses                                                     --            73,369
           Accrued expense due to related parties                          626,225           493,726
           Net profits interest payable                                     72,202            72,202
                                                                       -----------       -----------
      Total Current Liabilities                                          1,037,691           796,177
                                                                       -----------       -----------


Stockholders' Equity:
      Common stock, no par value (500,000,000 shares
           authorized, 42,678,699 and 27,878,699 outstanding)            2,692,232         1,596,232
           Additional Paid-in Capital                                       15,000            15,000
      Accumulated deficit                                                 (994,640)         (994,640)
      Deficit accumulated during the development stage                  (2,408,051)       (1,104,332)
                                                                       -----------       -----------
           Total Stockholders' Equity                                     (695,459)         (487,740)
                                                                       -----------       -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   342,231       $   308,437
                                                                       ===========       ===========


     See accompanying selected information.

                          GOLDEN CHIEF RESOURCES, INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS
             For Three and Six Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                              Cumulative
                                               During the              Three Months                         Six Months
                                              Development      -----------------------------       -----------------------------
                                                 Stage             2002             2001               2002             2001
                                              ------------     ------------     ------------       ------------     ------------

Revenues
      Oil and gas                             $    194,919     $     10,338     $     64,328       $     26,675     $     85,519
      Other                                          1,938               --               --                 --               --
                                              ------------     ------------     ------------       ------------     ------------
                  Total Revenues                   196,857           10,338           64,328             26,675           85,519
                                              ------------     ------------     ------------       ------------     ------------

Costs of Revenues
      Lease operating expenses                     209,097           22,507           20,266             54,141           75,567
      Depletion                                     27,900            1,861            8,020              5,558           11,733
                                              ------------     ------------     ------------       ------------     ------------
           Total Costs of Revenues                 236,997           24,368           28,286             59,699           87,300
                                              ------------     ------------     ------------       ------------     ------------

           Gross Profit                            (40,140)         (14,030)          36,042            (33,025)          (1,781)
                                              ------------     ------------     ------------       ------------     ------------

Operating Expenses:
      Director and officer compensation            740,982           60,000           64,167            132,500          124,168
      Consulting fees                              913,200          658,200               --            903,200               --
      Professional fees                            400,137           38,930           40,984            109,080           79,157
      Public relations                             170,000           95,000           12,500             95,000           25,000
      Rent                                          16,290               --            1,800              1,800            3,600
      Travel                                        80,781            7,243           11,501             17,255           22,449
      Other                                         88,483            3,514            8,489             11,860           19,533
                                              ------------     ------------     ------------       ------------     ------------
      Total Operating Expenses                   2,409,873          862,887          139,441          1,270,695          273,907
                                              ------------     ------------     ------------       ------------     ------------

(Loss) from Operations                          (2,450,013)        (876,917)        (103,399)        (1,303,720)        (275,688)

Other Income/(Expense)
      Gain/(loss) on sale of investments            41,331               --               --                 --               --
      Unrealized gain on investments                    --               --               --                 --               --
      Interest income                                  631               --               --                 --               --
                                              ------------     ------------     ------------       ------------     ------------

(Loss) before income taxes                      (2,408,051)        (876,917)        (103,399)        (1,303,720)        (275,688)

      Income taxes                                      --               --               --                 --               --
                                              ------------     ------------     ------------       ------------     ------------

Net (Loss)                                    $ (2,408,051)    $   (876,917)    $   (103,399)      $ (1,303,720)    $   (275,688)
                                              ============     ============     ============       ============     ============

(Loss) per Share                              $      (0.10)    $      (0.02)    $      (0.00)      $      (0.04)    $      (0.00)
                                              ============     ============     ============       ============     ============

Weighted Average Shares Outstanding             23,081,430       39,878,699       16,308,614         34,628,699       15,650,793
                                              ============     ============     ============       ============     ============


     See accompanying selected information.

                          GOLDEN CHIEF RESOURCES, INC.
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
               From the Period from August 1998 to March 31, 2002
                                   (Unaudited)


                                                                                                                  Deficit
                                                                                                                Accumulated
                                                         Common Stock           Additional                       During the
                                                  --------------------------      Paid In       Accumulated      Development
                                         Date        Shares        Amount         Capital         Deficit          Stage
                                         ----     -----------    -----------    -----------     -----------     ------------

Balances, October 1, 1996                           3,221,715    $   994,640    $        --     $  (994,640)    $        --

Net income for the year                                    --             --             --              --              --
                                                  -----------    -----------    -----------     -----------     -----------

Balances, September 30, 1997                        3,221,715        994,640             --        (994,640)             --

Shares issued for services and
      expenses                           09/98      1,594,100          1,594             --              --              --
Net (loss) for the year                                    --             --             --              --          (1,594)
                                                  -----------    -----------    -----------     -----------     -----------

Balances, September 30, 1998                        4,815,815        996,234             --        (994,640)         (1,594)

Shares issued for:
      Expenses                           10/98        568,892          2,477             --              --              --
      Marketable securities              12/98        721,932          7,219             --              --              --
      Cash                               01/99         33,000          3,300             --              --              --
      Marketable securities              02/99         89,460          8,946             --              --              --
      Consulting                         03/99         50,000         10,000             --              --              --
      Cash                               04/99         20,000          2,000             --              --              --
      Expenses                           04/99         20,000          4,000             --              --              --
      Cash                               07/99         45,000          9,000             --              --              --
      Marketable securities              07/99        137,500         27,500             --              --              --
Net (loss) for the year                                    --             --             --              --         (74,342)
                                                  -----------    -----------    -----------     -----------     -----------

Balances, September 30, 1999                        6,501,599      1,070,676             --        (994,640)        (75,936)

Shares issued for:
      Oil and gas properties             10/99      9,750,000             --             --              --              --
      Cash                               10/99         25,000         25,000             --              --              --
      Cash                               11/99          5,000          5,000             --              --              --
      Cash and subscription              12/99         10,000         10,000             --              --              --
      Cash                               01/00          5,100          5,100             --              --              --
      Cash                               02/00         26,000         26,000             --              --              --
      Cash                               03/00         14,500         14,500             --              --              --
      Cash                               06/00         27,000         27,000             --              --              --
      Public relations services          06/00         50,000         50,000             --              --              --
      Professional services              07/00        150,000        135,000             --              --              --
      Cash                               08/00         10,000         10,000             --              --              --
      Nonmarketable securities           09/00        400,000         20,000             --              --              --
Net (loss) for the year                                    --             --             --              --        (455,230)
                                                  -----------    -----------    -----------     -----------     -----------

Balances, September 30, 2000                       16,974,199      1,398,276             --        (994,640)       (531,166)


     See accompanying selected information.

                          GOLDEN CHIEF RESOURCES, INC.
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
               From the Period from August 1998 to March 31, 2002
                                   (Unaudited)


(Continued)

                                                                                                                Deficit
                                                                                                              Accumulated
                                                       Common Stock           Additional                       During the
                                                --------------------------      Paid In       Accumulated      Development
                                         Date      Shares        Amount         Capital         Deficit          Stage
                                         ----   -----------    -----------    -----------     -----------     ------------


Shares issued for:
      Oil and gas properties            10/00     4,924,500         92,956             --              --              --
      Professional services             10/00       200,000         65,000             --              --              --
      Options granted                   03/01            --             --         15,000              --              --
      Oil and gas properties            04/01     5,380,000             --             --              --              --
      Professional services             04/01       400,000         40,000             --              --              --
Net (loss) for the year                                  --             --             --              --        (573,166)
                                                -----------    -----------    -----------     -----------     -----------

Balances, September 30, 2001                     27,878,699      1,596,232         15,000        (994,640)     (1,104,332)

Shares issued for:
      Consulting services               12/01     3,500,000        245,000             --              --              --
      Legal services                    12/01     1,000,000         70,000             --              --              --
      Consulting services               01/02     2,900,000        225,000
      Legal services                    01/02       200,000         28,000
      Consulting services               02/02     6,000,000        420,000
      Consulting services               03/02     1,200,000        108,000
Net (loss) for the year                                  --             --             --              --      (1,303,720)
                                                -----------    -----------    -----------     -----------     -----------

Balances, March 31, 2002                         42,678,699    $ 2,692,232    $    15,000     $  (994,640)    $(2,408,051)


     See accompanying selected information.

                          GOLDEN CHIEF RESOURCES, INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                         (Increases/(Decreases) in Cash
                  For Six Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                     Cumulative
                                                                     During the
                                                                     Development
                                                                         Stage             2002             2001
                                                                     ------------     ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                      $ (2,408,051)    $ (1,303,720)    $   (275,688)
                                                                     ============
     Adjustments to reconcile net (loss) to
        net cash provided by operations:
        Depletion                                                          27,900            5,558           11,733
        Loss/(gain) on sale of securities                                 (41,331)              --               --
        Unrealized (gain) on securities                                        --               --               --
        Stock issued for services and expenses                          1,318,721        1,096,000           12,500
     Changes in operating assets and liabilities:
        Accounts receivable                                               (11,069)          11,552            3,300
        Prepaid expenses                                                   80,000               --           80,000
        Accounts and accrued payables                                     265,895          109,015           98,023
        Accrued expenses                                                  699,594          132,499          119,467
                                                                     ------------     ------------     ------------

NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES                          (68,340)          50,904           49,335
                                                                     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Costs of developing oil and gas properties                        (93,892)              --          (31,921)
        Proceeds from sale of securities                                   96,027               --               --
        Purchase of marketable securities                                 (11,031)              --               --
                                                                     ------------     ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES                                      (8,896)              --          (31,921)
                                                                     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds stock sales                                              136,900               --               --
        Repayment of production debt                                      (22,036)              --          (22,306)
        Proceeds from short term notes                                     10,000               --               --
        Repayment of short term notes                                     (10,000)              --               --
                                                                     ------------     ------------     ------------

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                          114,864               --          (22,306)
                                                                     ------------     ------------     ------------

     Increase/(decrease) in cash for period                                   215             (319)          (4,622)

        Cash, Beginning of period                                              --              142            5,156
                                                                     ------------     ------------     ------------

        Cash, End of period                                          $        461     $        461     $        534
                                                                     ============     ============     ============


     See accompanying selected information.

                          GOLDEN CHIEF RESOURCES, INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                         (Increases/(Decreases) in Cash
             For Three and Six Months Ended March 31, 2002 and 2001
                                   (Unaudited)


(Continued)

                                                                    Cumulative
                                                                    During the
                                                                    Development
                                                                       Stage         2002        2001
                                                                    -----------   ---------    ---------

Supplemental Disclosures:

     Cash payments for:
        Interest                                                     $      --    $      --    $      --
        Income taxes                                                        --           --           --

     Stock issued for:
        Various expenses                                                 3,771           --           --
        Consulting                                                      10,300           --           --
        Professional services                                           54,000           --           --
        Marketable securities                                           43,665           --           --
        Prepaid professional services                                  135,000           --           --
        Prepaid public relations services                               37,500           --       37,500
        Nonmarketable security                                          20,000           --           --
        Fixed assets acquired with:
           Stock issuance                                               92,956           --       92,956
           Net profits production payable                               99,000           --       99,000


     See accompanying selected information.

                          GOLDEN CHIEF RESOURCES, INC.
                        (A Development Stage Enterprise)

                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS
               Three and Six Months Ended March 31, 2002 and 2001


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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


     See accompanying selected information.

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

During the quarter ended March 31, 2002 the Company has issued an additional 9,100,000 shares pursuant to the S-8 registration statement as follows. Gene Maloney was issued 1,900,000 shares (valued at $95,000) pursuant to his consulting agreement. Steve Owen was issued 6,000,000 shares (valued at $420,000) pursuant to his consulting and advisory agreement. William Andrew Stack was issued 200,000 shares (valued at $28,000) pursuant to his agreement to provide certain legal services to the Company. 2,200,000 shares (valued at $238,000) were issued to Dr. Sarvotham Chary who has agreed to provide advisory services in overseas markets.

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


NOTE 4:   STOCK OPTIONS

At March 31, 2002, the Company had outstanding options for the purchase of its common stock as presented below. These options are related to employment agreements and services rendered to the Company.

                  Exercise Price                        Exercise Period                          # of Shares
                  --------------                        ---------------                          -----------

                  $0.10 per share                      Through 12/31/02                                50,000
                  $0.20 per share                      Through 12/31/04                                50,000
                  $0.10 per share                      Through 12/31/05                               400,000
                  $0.10 per share                      Through 12/31/10                             1,000,000
                  $0.20 per share                      Through 12/31/10                             1,000,000
                  $0.10 per share                      Through 12/31/11                             1,500,000
                  $0.20 per share                      Through 12/31/11                             1,500,000
                                                                                                 ------------

                                                                                                    5,500,000
                                                                                                 ============

Changes in outstanding options during the year were as follows:

                  Options outstanding at September 30, 2001                                         5,500,000
                     Expirations                                                                           --
                     Grants                                                                                --
                                                                                                 ------------

                  Options outstanding at March 31, 2002                                             5,500,000
                                                                                                 ============


NOTE 5:   SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2002 the Company has issued an additional 4,000,000 shares pursuant to the S-8 registration statement as follows. William Andrew Stack was issued 4,000,000 shares (valued at $80,000) pursuant to his agreement to provide certain legal services to the Company.


     See accompanying selected information.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL:

The Company is actively engaged in reviewing acquisitions of producing properties in the oil and gas sector, and as soon as funds are available the Company expects to close certain transactions. (See Liquidity and Capital Resources below.) The operation of the JFS property continued with efforts to synchronize the operation of the various components of the JFS field to enhance production of natural gas.

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

The Company acquired an additional 15% working interest in the JFS field, a producing property, in October 2000. This additional interest is burdened by a net profits interest to an unrelated third-party that precludes the Company from receiving the revenues from this interest until the net profits interest is satisfied. The Company expects that, with current prices and production, the net profits interest should be satisfied sometime in the distant future.

LIQUIDITY AND CAPITAL RESOURCES:

The Company continues to seek sufficient capital to finalize certain transactions. Management has met with several parties who could potentially assist in the above financing. While the overall energy industry is enjoying continued positive results, the financing of small companies in the energy sector is still difficult.

During the current quarter the Company's capital resources were extremely limited. Company management expected that the one for ten reverse split of the Company's common stock would result in improved marketability of the stock which could allow for the Company to make limited private placements to bring in capital for acquisitions and operations. To date only limited success has been evident, but management continues to seek effective results in this area.

At March 31, 2002 the Company was actively engaged in reviewing acquisitions, and seeking sufficient capital to close these transactions. The Company is hopeful that these efforts will be fruitful during this fiscal year.

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

REVENUES AND EXPENSES:

The Company reported revenues of $10,338 during the quarter ending March 31, 2002. The increased expenses incurred reflect the efforts to bring in consultants and advisors to effectively attract capital. The Company expects both revenues and expenses to increase as the Company becomes more active.

The Company reported revenues of $64,328 during the quarter ending March 31, 2001, all of which arose from the JFS property. The expenses incurred reflect the increased activity of the period due mainly to the acquisition of the additional 15% working interest in the JFS property. The Company expects both revenues and expenses to increase as the Company becomes more active.

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

No filings were made during the quarter on Form 8K.

SUBSEQUENT EVENTS:

See footnotes to the financial statements.

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

                                GOLDEN CHIEF RESOURCES, INC.


Date:  May 10, 2002             /s/   JAMES W. LANDRUM
                                --------------------------
                                By:  James W. Landrum, President


                                /s/   M. H. MCILVAIN
                                --------------------------
                                By:  M. H. McIlvain, Executive Vice President
                                         Chief Financial Officer