Form 10QSB
period 2002-06-30
GOLDEN CHIEF RESOURCES INC
filed 2002-08-13
CIK 752391

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                         Commission file number 0-12809

                          GOLDEN CHIEF RESOURCES, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

         State of Kansas                                      48-0846635
         ---------------                                      ----------
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                            I. D. Number)

                    3109 Carlisle, #100, Dallas, Texas 75204
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (214) 754-9160
                                 --------------
                (Issuer's telephone number, including area code)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           There were 52,078,699 shares of common stock, No Par Value, outstanding as of June 30, 2002.

Transitional Small Business Disclosure Format (check one);  Yes [  ]  No [X]

                                       1

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                          Golden Chief Resources, Inc.
                        (A Development Stage Enterprise)

                                 Balance Sheets

                                                June 30,        September 30,
                                                 2002               2001
                                              -------------------------------
                                              (Unaudited)

                                     ASSETS

Current Assets:
      Cash                                   $  (151)             $  142
      Accounts receivable-related party        9,567              22,617
                                               -----              ------
           Total Current Assets                9,416              22,759

Property and  Equipment
      Oil and gas properties                 338,604             288,020
        Less Accumulated depletion           (29,255)            (22,342)
                                         ---------------     ----------------
           Total Property and Equipment      309,349             265,678
                                         ---------------     ----------------

Other Assets:
      Investment in nonmarketable security       -0-              20,000
                                        ----------------    ----------------

      TOTAL ASSETS                         $ 318,765           $ 308,437
                                        ========================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Current Liabilities
           Accounts payable                $ 351,593           $ 156,880
           Accrued expenses                      -                73,369
           Accrued expense due to
           related parties                   625,560             493,726
           Net profits interest payable       72,202              72,202
                                        ---------------     ----------------
      Total Current Liabilities            1,049,355             796,177
                                        ---------------     ----------------

Stockholders' Equity:
      Common stock, no par value
           (500,000,000 shares
           authorized, 52,078,699
           and 27,878,699 outstanding)     2,864,232           1,596,232
           Additional Paid-in Capital         15,000              15,000
      Accumulated deficit                   (994,640)           (994,640)
      Deficit accumulated during the
          development stage               (2,615,183)         (1,104,332)
                                        ---------------     ----------------
           Total Stockholders' Equity       (730,591)           (487,740)
                                        ---------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 318,765           $ 308,437
                                        ===============     ================

                     See accompanying selected information.

                          Golden Chief Resources, Inc.
                        (A Development Stage Enterprise)

                             Statement of Operations
             For Three and Nine Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                       Cumulative
                                       During the
                                       Development    Three Months       Nine Months
                                         Stage        2002       2001    2002       2001
                                     ----------------------------------------------------------

Revenues
      Oil and gas                     $ 203,457     $ 8,538    $ 7,971     $ 35,213    $ 16,109
      Other                               1,938           -      1,000            -       1,097
                                     ----------     -------    -------     --------    --------
           Total Revenues               205,395       8,538      8,971       35,213      17,206
                                     ----------     -------    -------     --------    --------
Costs of Revenues
      Lease operating expenses          223,417      14,320     15,758       68,461      33,937
      Depletion                          29,254       1,354      2,562        6,913       4,063
                                     ----------     -------    -------     --------    --------
           Total Costs of Revenues      252,671      15,674     18,320       75,374      38,000
                                     ----------     -------    -------     --------    --------
           Gross Profit/(Loss)          (47,276)     (7,136)    (9,349)     (40,161)    (20,794)
                                     ----------     -------    -------     --------    --------
Operating Expenses:
      Director and officer
        compensation                    740,982           -     60,000      132,500     172,258
      Consulting fees                   913,200           -          -      903,200       1,000
      Professional fees                 581,887     181,750      1,400      290,830      41,037
      Public relations                  183,140      13,140     50,000      108,140      50,000
      Rent                               16,290           -      1,290        1,800       2,580
      Travel                             83,047       2,266      5,488       19,521      17,198
      Other                              91,302       2,819     11,759       14,679      22,288
                                     ----------     -------    -------      -------     -------
           Total Operating Expenses   2,609,848     199,975    129,937    1,470,670     306,361
                                     ----------     -------    -------    ---------    --------

Loss from Operations                 (2,657,124)   (207,111)  (139,286)  (1,510,831)   (327,155)

Other Income/(Expense)
      Gain/(loss) on sale of
        investments                      41,331           -          -            -      (5,015)
      Unrealized gain on investments          -           -          -            -       4,941
      Interest income                       631           -          -            -         113
                                      ---------     -------     ------      -------     --------
Loss before income taxes             (2,615,162)   (207,111)  (139,286)  (1,510,831)   (327,116)

      Income taxes                            -           -          -            -           -
                                      ---------     -------     ------    ---------     --------

Net Loss                           $ (2,615,162) $ (207,111) $ (139,286)$(1,510,831)$   (327,116)
                                  =============  ==========  ==========  ==========    ==========

(Loss) per Share                   $      (0.10) $    (0.00) $    (0.00) $    (0.04)   $   (0.01)
                                  =============  ==========  ==========  ==========    ==========

Weighted Average Shares Outstanding  25,369,424  49,012,032  27,778,689   39,423,143  24,567,578
                                  =============  ==========  ==========  ===========  ===========

                     See accompanying selected information.

                          Golden Chief Resources, Inc.
                        (A Development Stage Enterprise)

                        Statement of Stockholders' Equity
                From the Period from August 1998 to June 30, 2002
                                   (Unaudited)
                                                                                                        Deficit
                                                                                                      Accumulated
                                                                      Additional                       During the
                                            Common Stock               Paid In         Accumulated     Development
                                 Date         Shares        Amount      Capital           Deficit          Stage

Balances, October 1, 1996                   $ 3,221,715   $ 994,640       $ -          $ (994,640)        $ -

Net income for the year                               -           -         -                   -           -
                                            -----------  ----------  -------------    ------------   -------------

Balances, September 30, 1997                  3,221,715     994,640         -            (994,640)          -

Shares issued for services and
      expenses                   09/98        1,594,100       1,594         -                   -           -
Net (loss) for the year                               -           -         -                   -      (1,594)
                                             ----------  ----------  -------------   ------------   -------------

Balances, September 30, 1998                  4,815,815     996,234         -            (994,640)     (1,594)

Shares issued for:
      Expenses                   10/98          568,892       2,477         -                   -           -
      Marketable securities      12/98          721,932       7,219         -                   -           -
      Cash                       01/99           33,000       3,300         -                   -           -
      Marketable securities      02/99           89,460       8,946         -                   -           -
      Consulting                 03/99           50,000      10,000         -                   -           -
      Cash                       04/99           20,000       2,000         -                   -           -
      Expenses                   04/99           20,000       4,000         -                   -           -
      Cash                       07/99           45,000       9,000         -                   -           -
      Marketable securities      07/99          137,500      27,500         -                   -           -
Net (loss) for the year                               -           -         -                   -     (74,342)
                               ---------    ------------  ----------    ----------   -------------   -----------

Balances, September 30, 1999                  6,501,599   1,070,676         -            (994,640)    (75,936)

Shares issued for:
      Oil and gas properties     10/99        9,750,000           -         -                   -           -
      Cash                       10/99           25,000      25,000         -                   -           -
      Cash                       11/99            5,000       5,000         -                   -           -
      Cash and subscription      12/99           10,000      10,000         -                   -           -
      Cash                       01/00            5,100       5,100         -                   -           -
      Cash                       02/00           26,000      26,000         -                   -           -
      Cash                       03/00           14,500      14,500         -                   -           -
      Cash                       06/00           27,000      27,000         -                   -           -
      Public relations services  06/00           50,000      50,000         -                   -           -
      Professional services      07/00          150,000     135,000         -                   -           -
      Cash                       08/00           10,000      10,000         -                   -           -
      Nonmarketable securities   09/00          400,000      20,000         -                   -           -
Net (loss) for the year                               -           -         -                   -    (455,230)
                              -----------  ------------  -----------   ------------   ------------   ----------

Balances, September 30, 2000                 16,974,199   1,398,276         -            (994,640)   (531,166)

                     See accompanying selected information.

                          Golden Chief Resources, Inc.
                        (A Development Stage Enterprise)

                        Statement of Stockholders' Equity
                From the Period from August 1998 to June 30, 2002
                                   (Unaudited)

(Continued)
                                                                                                 Deficit
                                                                                               Accumulated
                                                                     Additional                During the
                                           Common Stock               Paid In    Accumulated    Development
                                 Date      Shares        Amount       Capital      Deficit         Stage
                                ------    ------------- -------       ---------- ---------      -----------
Shares issued for:
      Oil and gas properties     10/00      4,924,500     92,956             -            -               -
      Professional services      10/00        200,000     65,000             -            -               -
      Options granted            03/01              -          -        15,000            -               -
      Oil and gas properties     04/01      5,380,000          -             -            -               -
      Professional services      04/01        400,000     40,000             -            -               -
Net (loss) for the year                             -          -             -            -        (573,166)
                                          -----------  ------------  ----------- ----------   -------------

Balances, September 30, 2001               27,878,699  1,596,232         15,000    (994,640)     (1,104,332)

Shares issued for:
      Consulting services        12/01      3,500,000    245,000              -           -               -
      Legal services             12/01      1,000,000     70,000              -           -               -
      Consulting services        01/02      2,900,000    225,000              -           -               -
      Legal services             01/02        200,000     28,000              -           -               -
      Consulting services        02/02      6,000,000    420,000              -           -               -
      Consulting services        03/02      1,200,000    108,000              -           -               -
      Legal services             04/02      4,000,000     80,000              -           -               -
      Reverse asset acquisition  05/02       (400,000)   (20,000)             -           -               -
      Legal services             05/02      2,000,000     40,000              -           -               -
      Professional services      06/02        800,000     12,000              -           -               -
      Legal services             06/02      3,000,000     60,000              -           -               -
Net (loss) for the year                             -          -              -           -      (1,303,720)
                                          -----------   --------  -------------   ------------    ==========

Balances, June 30, 2002                    52,078,699 $2,864,232        $15,000   $(994,640)    $(2,408,051)

                     See accompanying selected information.

                          Golden Chief Resources, Inc.
                        (A Development Stage Enterprise)

                             Statement of Cash Flows
                         (Increases/(Decreases) in Cash
                  For Nine Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                           Cumulative
                                                           During the
                                                           Development
                                                              Stage             2002        2001
                                                           -----------          -----       -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                          $    (2,615,162)  $  (1,510,831 $  (463,512)
     Adjustments to reconcile net loss to net
        cash provided/(used) by operations:
        Depletion                                               29,255           6,913      15,001
        Amortization of prepaid expenses                       126,250               -     126,250
        Loss/(gain) on sale of securities                      (41,331)              -           -
        Unrealized (gain) on securities                              -               -           -
        Stock issued for services and expenses               1,510,721       1,288,000      52,500
     Changes in operating assets and liabilities:
        Accounts receivable                                     (9,700)         13,052      13,300
        Accounts and accrued payables                          278,224         121,344     109,168
        Accrued expenses                                       698,929         131,834     198,718
                                                          ---------------  -------------  ------------

NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES               (68,932)         50,312      51,425
                                                          ---------------  -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Costs of developing oil and gas properties             (93,893)              -     (31,922)
        Proceeds from sale of securities                        96,027               -           -
        Purchase of marketable securities                      (11,031)              -           -
                                                          ---------------  -------------   ------------

NET CASH USED IN INVESTING ACTIVITIES                           (8,897)              -     (31,922)
                                                          ---------------  -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds stock sales                                   136,900               -           -
        Repayment of production debt                           (24,557)              -     (24,557)
        Proceeds from short term notes                          10,000               -           -
        Repayment of short term notes                          (10,000)              -           -
                                                          ---------------  -------------  ------------

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES               112,343               -      (24,557)
                                                          ---------------  -------------  -------------

     Increase/(decrease) in cash for period                        102            (293)      (5,054)

        Cash, Beginning of period                                    -             142        5,156
                                                          ---------------   -------------  ------------

        Cash, End of period                               $        102     $      (151)   $     102
                                                          ===============   ============== ============

                     See accompanying selected information.

                          Golden Chief Resources, Inc.
                        (A Development Stage Enterprise)

                             Statement of Cash Flows
                         (Increases/(Decreases) in Cash
                  For Nine Months Ended June 30, 2002 and 2001
                                   (Unaudited)

(Continued)                                     Cumulative
                                                During the
                                                Development
                                                   Stage          2002            2001
---------------------------------------------------------------------------------------
Supplemental Disclosures:

     Cash payments for:
        Interest                               $      -         $     -        $      -
        Income taxes                                  -               -               -

     Stock issued for:
        Various expenses                          3,771               -               -
        Consulting                            1,008,300         998,000               -
        Professional services                   344,000         290,000               -
        Marketable securities                    43,665               -               -
        Prepaid professional services           135,000               -               -
        Prepaid public relations services        37,500               -          37,500
        Nonmarketable security                   20,000               -               -
        Fixed assets acquired with:
           Stock issuance                        92,956               -          92,956
           Net profits production payable        99,000               -          99,000

                     See accompanying selected information.

                          Golden Chief Resources, Inc.
                        (A Development Stage Enterprise)

                  Selected Information for Financial Statements
                         Nine Months Ended June 30, 2002

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on
Form 10-KSB for the year ended September 30, 2001. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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

During the quarter ended June 30, 2002 the Company has issued an additional
9,000,000 shares (valued at $180,000) pursuant to the S-8 registration statement to consultants and attorneys pursuant to their agreement to provide certain legal services to the Company. The Company also issued 800,000 restricted shares to Vision Publishing for market research services which were valued at $12.000.

NOTE 3:   CONTINGENCY

Under the terms of the farm-out agreement with MJM Oil and Gas, Inc. on the JFS
Field, MJM is providing development funds for this property. Consistent with this arrangement, MJM has a lien against the Company's interest in this field until such time as the Company has repaid its share of all of the development costs incurred by MJM in returning this field to production.

NOTE 4:   STOCK OPTIONS

At June 30, 2002, the Company had outstanding options for the purchase of its common stock as presented below. These options are related to employment agreements and services rendered to the Company.

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
                                                                                     ------------

                                                                                        5,500,000
                                                                                     ============

Changes in outstanding options during the year were as follows:

                  Options outstanding at September 30, 2001                             5,500,000
                     Expirations                                                                -
                     Grants                                                                     -
                                                                                     ------------

                  Options outstanding at June 30, 2002                                  5,500,000
                                                                                     ============

NOTE 5:   SUBSEQUENT EVENTS

The Company has entered into a letter of intent to acquire non-producing oil and gas properties from Venture Energy, Inc. of Dallas, Texas. At the time of filing the Company is reviewing the individual properties involved, and expects to reach conclusion in the next two weeks.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
of Operations.

General:

The Company is actively engaged in reviewing acquisitions of producing and non-producing properties in the oil and gas sector, and as soon as funds are available the Company expects to close certain transactions. (See Liquidity and
Capital Resources below and Note 5 to the financial statements above.) The operation of the JFS property continued with efforts to synchronize the operation of the various components of the JFS field to enhance production of natural gas.

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

At June 30, 2002 the Company was actively engaged in reviewing acquisitions, and seeking sufficient capital to close these transactions. The Company is hopeful that these efforts will be fruitful during this fiscal year. During this quarter the Company's management agreed to forego the accrual of their salaries until liquidity and capital resources warrant a change.

During the quarter ended June 30, 2001 revenues continued on the JFS property and began on the Kingsridge property in Louisiana, and the Company expects to see modest revenues until such point that further enhancement of the JFS property can be accomplished.

The assets as of June 30, 2001 were $309,230 consisting primarily of the JFS property. The Company's assets on September 30, 2000 were $207,457.

Revenues and Expenses:

The Company reported revenues of $8,538 during the current quarter, most of which was attributable to the JFS Property. Expenses during the quarter reflected the use of the Company's stock to engage professionals in the legal and public relations areas. Additional expenditures may be necessary in the future to further this effort to bring sufficient capital.

The Company reported revenues of $31,529 during the quarter ended June 30, 2001, most of which arose from the JFS property. The expenses incurred reflect the increased activity of the period relative to the inactivity of the year earlier quarter and the Company's efforts to resume trading of the common stock. The
Company expects both revenues and expenses to increase as the Company becomes more active.

                                       2

The Company reported a loss of $207,111 for the three months ended June 30, 2002 as compared to a net loss of $187,824 for the previous year's quarter. The
Company reported a loss of $1,510,831 for the nine months ending June 30, 2002 as compared to a loss of $463,512 for the same period a year ago. These results also are reflective of the increased level of activity.

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

During the current the quarter the Company issued certain shares of the
Company's common stock, which are discussed more fully in Note 2 to the financial statements.

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

                                       3

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GOLDEN CHIEF RESOURCES, INC.

Date: August 12, 2002                         /s/   JAMES W. LANDRUM
                                                    James W. Landrum, President

Date: August 12, 2002                         /s/   M. H. MCILVAIN
                                                    M. H. McIlvain, Executive Vice President
                                                             and Chief Financial Officer