Form 10KSB
period 2002-09-30
GOLDEN CHIEF RESOURCES INC
filed 2004-06-14
CIK 752391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

Annual Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2002

Commission file number: 0-12809

GOLDEN CHIEF RESOURCES, INC.
(Name of small business issuer in its charter)

State of Kansas	48-0846635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification #)

1711 E. Frankford, Suite 104, Carrollton, Texas 75006
(Address of principal executive offices)(Zip code)

Issuer’s telephone number: (214) 731-8844

Securities registered under Section 12 (g) of the Exchange Act: Common stock, no par value

The issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [X]       No   [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer’s revenues for its most recent fiscal year $35,213.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2002, was $178,845. The number of shares outstanding of the registrant’s common stock on September 30, 2002, was 67,078,699 shares. On June 10, 2004, the Company had 97,078,699 shares outstanding.

PART I

Item 1. Description of Business

(a) Business Development

Golden Chief Resources, Inc. (the “Company”) was incorporated in the State of Kansas on November 16, 1976, under the name of Art’s Antique Autos, Ltd. The Company remained dormant for several years and had no appreciable assets or revenues until 1981. On August 14, 1981, the name of the corporation was changed to Golden Chief Resources, Inc. During September 1981, the Company entered into concurrent transactions wherein the Company issued stock to two groups in exchange for assets including cash, notes receivable, and working interests in oil and gas leases. The Company also acquired interests in several mining leases and acquired commercial real estate, which was used for the Company’s offices with extra space leased out to related parties.

Management abandoned the mining project since it did not result in the production of sufficient quantities of minerals and sold 50 percent of the investment in 1982. With the downturn of the real estate and oil and gas economies during the mid 1980‘s, the Company was forced to sell, close or abandon all of its oil and gas leases. The related companies which operated oil and gas leases also failed during this period and discontinued operations. The mortgagor on the Company’s commercial real estate foreclosed on the property to satisfy the outstanding mortgage.

This series of transactions resulted in substantial losses of income and operating assets. Management decided to discontinue any further business operations and completed the liquidation of the few remaining assets during 1986. The Company had not operated since that time.

The Company initiated a new phase in fiscal year 1998. Management filed the necessary documents with the State of Kansas to reinstate its existence. Effective August 25, 1998, the Company’s status with the State of Kansas was reinstated and the Company remains in good standing and authorized to engage in business as a Kansas corporation.

The Company continues to be in a development stage and will remain so until it has begun significant operations and is generating significant revenues.

During its fiscal year ended September 30, 2002, the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. The Company does not anticipate involvement or participation in any of the above proceedings. A change of management and control did occur on October 12, 1999 in which the Company acquired a 10% working interest in the JFS Field in Dimmit County, Texas in exchange for newly issued common stock.

(b) Business of Issuer

The Company is seeking a line of business in which to enter, but the prospect is limited by the availability of sufficient funds to pursue any line of business on a more active basis. The Company currently has two employees.

The past business of the Company was carried on by Arthur Sykes, Jr., Donald D. Roehrman, and Jereta Sykes.

(c) Reports to Security Holders

The Company does not intend to deliver an annual report to its security holders. The public may read and copy any materials filed with the SEC, such as this Form 10-KSB and Form 10-QSB reports. The Company is an electronic filer under the SEC’s EDGAR filing program. Accordingly, the Company’s filings are maintained by the SEC in a database at www.sec.gov and are available to all security holders.

Item 2. Description of Property

As of September 30, 2002, the Company had minimal assets.

Previously the Company had oil and gas operations and as such are and will be subject to federal, state and local laws and regulations and by political developments. The domestic production and sale of oil and gas are subject to federal regulation by the Department of Energy and the Federal Energy Regulation Commission. Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations. In addition, oil and gas operations are subject to extensive federal and state regulations concerning exploration, development, production, transportation and pricing, and to interruption or termination by governmental authorities.

The term “working interest” as used herein means all or a fractional part of the ownership rights granted by a concession or lease. The working interest, or a part thereof, pays all costs of operation and is entitled to the gross production less royalties retained by the grantor or lessor and less other royalties or non-operating interests created and assigned from the working interest.

Gas Reserves

Please review the notes attached to the financial statements which are made a part hereof.

Item 3. Legal Proceedings

As of June 10, 2004 there were no legal proceedings to which the Company was a party, and no litigation is known to be pending.

Item 4. Submission of Matters to a Vote of Securities Holders

There have been no matters submitted to a vote of securities holders since December 17, 2001 at which a special meeting of shareholders was held in Dallas, Texas at which the Company agreed to effect a reverse split of its common stock at a 1 for 10 ratio. This action was effective as soon as practical and was effected in the trading of the Company’s shares on January 2, 2002. The meeting also approved the filing of an S-8 registration statement with the Securities and Exchange Commission to allow the issuance of shares to consultants, advisors and attorneys. The S-8 statement was filed on December 21, 2001. The meeting also approved the change of corporate name to be determined at a later date by management. See Subsequent Events below.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

The Company has no knowledge of active trading during the current fiscal year.

The Company’s common stock has been traded on the over the counter bulletin board under the symbol GCHR. The stock began trading in the Spring of 2000, and the following table shows the quarterly trading information for the previous fiscal year as provided by the National Quotation Bureau.

	Closing Bid				Closing Ask
Quarter ended	High		Low		High		Low
December 31, 2000		$.08$		.01$		.15$	.05
March 31, 2001		$.02$		.00$		.03$	.015
June 30, 2001	$0	.07$	0	.01$	0	.04$	0.15
September 30, 2001	$0	.02$	0	.00$	0	.02$	0.006

As of June 10, 2004, certain options have been granted to officers and key personnel as follows: 250,000 shares at an exercise price of $0.10 per share with expiration period of December 31, 2005; and 50,000 shares at an exercise price of $0.20 per share with expiration period of December 31, 2004. The preceding numbers of shares have been adjusted for the 1 for ten reverse split effected December 17, 2001

(b) Holders

As of June 8, 2004, there were approximately 250 stockholders of record of the Company’s common stock. Additional stockholders hold stock in street names; the number of street name holders is not available to the Company.

(c) Dividends

The Company has not declared or paid dividends in the past, and does not anticipate doing so in the immediate future.

Item 6. Management's Discussion and Analysis or Plan of Operations

At the end of the current fiscal year the Company’s management determined that continuing operation of the oil and gas properties was not of economic benefit to the Company and entered into an agreement with the Company’s president whereby he agreed to accept the liabilities associated with the properties and receive the properties from the Company. This transaction effectively removed all producing properties and transferred them to the Company’s president along with the liabilities associated with them.

In order for the Company to proceed an input of capital and or assets must be forthcoming. Management is actively seeking both.

The Company received oil and gas revenues of $35,213 during the current year and incurred lease operating expenses of $68,461 and depletion of $6,913 which resulted in a gross loss of $(40,161). The decreased revenues and expenses relative to the previous year are due to the Company’s decision to exit from the properties previously held.

During the previous year the Company received oil and gas revenue of $149,825, and incurred lease operating expenses of $113,184 and depletion of $16,922.

On December 17, 2001 a special meeting of shareholders was held in Dallas, Texas at which the Company agreed to effect a reverse split of its common stock at a 1 for 10 ratio. This action was effective as soon as practical and was effected in the trading of the Company’s shares on January 2, 2002. The meeting also approved the filing of an S-8 registration statement with the Securities and Exchange Commission to allow the issuance of shares to consultants, advisors and attorneys. The S-8 statement was filed on December 21, 2001. The meeting also authorized management to pursue changing the corporate name to more accurately reflect the Company’s current activities and business.

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

In September 2002, the Company issued a total of 15,000,000 shares to the officers of the Company in exchange for their agreement to waive and forego any benefit from their employment agreements and that the Company shall cancel those agreements including stock option grants. A total of $698,060 had been accrued as salaries under the respective employment agreements.

At September 30, 2002 and 2001, the Company has reserved 2,500,000 and 5,500,000 shares, respectively, of its authorized but unissued common stock for possible future issuance in connection with the potential exercise of stock options.

In October 2000, the directors agreed to issue 4,924,500 shares to Red River Properties, Inc. in exchange for an additional 15% working interest in the JFS oil and gas field. With this transaction, Red River and its assignees controlled approximately 67% of the outstanding shares of the Company. The Company entered into an agreement with Vision Publishing, Inc. of Parkland, Florida to represent the Company in various matters concerning promotion and tracking the Company’s stock in exchange for 100,000 shares valued at $50,000.

In April 2001, the Company has issued 5,380,000 common shares to Red River Properties, Inc. in consideration for the assignment of a 3.75% interest in the Kings ridge Field in Louisiana. This property is currently producing a combination oil and gas field that has historically produced, but was only returned to production in the year 2000.

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

Subsequent Events

Income Taxes

See Note 6 to the Financial Statements.

Disclosure Regarding Forward-Looking Statements

This Form 10-KSB includes “forward-looking” statements within the meaning of Section 27A of the Securities Act and the Company desires to take advantage of the “safe harbor” provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-KSB reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-KSB, the words “anticipates”, “believes”, “expects”, “intends”, “future” and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Item 7. Financial Statements

The financial statement information for the Company is set forth immediately following the signature page of this Form 10-KSB. See the Index to Financial Statements on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In early 2004 the Company engaged Clyde Bailey, CPA to prepare the audit of the Company’s financial statements for the fiscal year ending September 30, 2002. The Company has had no disagreements on accounting and financial disclosure with its auditor or the previous auditor.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Each of the officers and directors hold office for one year terms. None of the officers or directors have been involved in any material legal proceedings. The following are the officers and directors of the Company as of September 30, 2002:

Name	Age	Position	Director Since
James W. Landrum	53	President and Director	1999
Michael H. McIlvain	56	Vice President and Director	1999
Richard M. Hewitt	65	Secretary and Director	1999

Management.

James W. Landrum, age 53, Terrell, Texas is President and a director. Mr. Landrum is a business administration graduate of the University of Texas at Arlington. He has twenty years of experience in the oil and gas industry with Lanco Energy and for his own account. Between 1995 and 1998, he was President of Esco Elevators, Inc., an elevator manufacturing company, and Megalith Corp., a public company, both of Fort Worth, Texas. Megalith owned Esco Elevators as a wholly-owned subsidiary.

Michael H. McIlvain, age 56, Tulsa, Oklahoma is Executive Vice-President and a director of the Company. Mr. McIlvain holds BS and MBA degrees from the University of Kansas. He has more than 20 years of experience in the oil and gas business, mainly with Clinton Oil Co., Wichita, Kansas, and Rickelson Oil and Gas Company, Tulsa, Oklahoma. Between 1994 and 1997, he was executive vice president of BeneFund, Inc., a publicly held telecommunications company based in Tulsa.

Richard M. Hewitt, age 65, Trophy Club, Texas is Secretary and a director. Mr. Hewitt is a graduate of Grinnell College and Southern Methodist University School of Law and has been a licensed attorney in Texas since 1963. Between 1964 and 1979, he was employed by the U.S. Securities and Exchange Commission in Fort Worth, Texas. Mr. Hewitt has been in private practice in the Dallas, Texas area since 1981 and has been a sole practitioner since 1992.

Item 10. Executive Compensation

In September 2002, the Company issued a total of 15,000,000 shares to the officers of the Company in exchange for their agreement to waive and forego any benefit from their employment agreements and that the Company shall cancel those agreements including stock option grants. A total of $698,060 had been accrued as salaries under the respective employment agreements.

Upon the change in control of the Company discussed above the Company entered into employment agreements with both Mr. Landrum and Mr. McIlvain. These employment agreements had an initial term of three years and call for Mr. Landrum and Mr. McIlvain to receive salaries of $120,000 per year. In March 2001, the Company entered into a three-year contract with its corporate secretary providing for a salary of $50,000 per year along with standard benefits available to any other employee. The Company is currently accruing these salaries pending the time that the Company’s cash position and liquidity can allow the officers to receive their compensation.

On March 2, 2001 Mr. Landrum was granted options to obtain up to 500,000 shares at $.10 per share through 12/31/2011; and 500,000 shares at $.20 per share through 12/31/2011. Mr. McIlvain was granted options to obtain up to; 500,000 shares at $.10 per share through 12/31/2011; and 500,000 shares at $.20 per share through 12/31/2011. Mr. Hewitt was granted options to obtain up to 500,000 shares at $.10 per share through 12/31/2011; and 500,000 shares at $.20 per share through 12/31/2011.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following is certain information regarding the Company’s common stock as of September 30, 2000 with respect to (a) security ownership of each person known by the Company to own beneficially more than 5% of the Company’s common stock, and (b) security ownership of management.

Ownership at September 30, 2002

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned	Percent of Class	Notes
Common Stock	James W. Landrum	22,014,500	32.82%	See 1 below.
No Par Value	406 Griffith Avenue
	Terrell, TX 75160

Common Stock	M. H. McIlvain	7,300,000	10.88%	See 5 below.
No Par Value	3114 E. 83rd Street
	Tulsa, OK 74137

Common Stock	Richard M. Hewitt	5,247,000	7.82%	See 6 below.
No Par Value	202 Fresh Meadow Drive
	Trophy Club, TX 72626

Common Stock	Red River Properties,Inc.	20,414,500	30.43%	See 1 below.
No Par Value	406 Griffith Avenue
	Terrell, TX 75160

	All directors and officers
	as a group (3 persons)	34,561,500	51.52%

There are no family relationships between the officers and directors.

1.	Of Mr. Landrum’s shares 20,814,500 shares are held by Red River Properties, Inc. of which he is the President; 400,000 shares held by the 4 L-J Trust of which he is a Trustee; 400,000 shares held by the 4 L-K Trust of which he is a Trustee; 400,000 shares held by the 4 L-L Trust of which he is a Trustee; and 400,000 shares held by the 4 L-W Trust of which he is a Trustee.

2.	Of Mr. McIlvain’s shares 400,000 are held by Elizabeth L. McIlvain, his wife; 100,000 held by Elizabeth L. McIlvain as custodian for a minor child; and the remaining 6,400,000 shares are held directly.

3.	Mr. Hewitt’s shares are held as joint tenant with his wife Karen C. Hewitt

4.	The directors include James W. Landrum, M. H. McIlvain, and Richard M. Hewitt.

(c) Changes in Control

None.

Item 12. Certain Relationships and Related Transactions

At the end of the current fiscal year the Company’s management determined that continuing operation of the oil and gas properties was not of economic benefit to the Company and entered into an agreement with the Company’s president whereby he agreed to accept the liabilities associated with the properties and receive the properties from the Company. This transaction effectively removed all producing properties and transferred them to the Company’s president along with the liabilities associated with them.

During the year ended September 30, 2001, the Company acquired two additional oil and gas interests from Red River in exchange for stock, again, as discussed at Note 4 to the financial statements. Red River continued to collect the revenue from the Kingsridge lease through the end of the year. Certain amounts were transferred to the Company by Red River resulting in a net decrease in the receivable from Red River of $1,883. Accrued salaries increased by $269,167 and related party accounts payable for unreimbursed expenses rose by $60,921 to $73,369. These amounts are due to the Company’s president and vice-president.

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

Date: June 10, 2004	GOLDEN CHIEF RESOURCES, INC.

/s/ JAMES W. LANDRUM
  By: James W. Landrum, President,
  Chief Executive Officer,

  /s/ MICHAEL H. MCILVAIN
   By: Michael H. McIlvain
   Executive vice President and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAMES W. LANDRUM	President & Director	June 10, 2004
James W. Landrum

/s/ MICHAEL H. MCILVAIN	Executive Vice President	June 10, 2004
Michael H. McIlvain	& Director

/s/ RICHARD M. HEWITT	Secretary & Director	June 10, 2004
Richard M. Hewitt

GOLDEN CHIEF
RESOURCES, INC.

FINANCIAL STATEMENTS

For the Years Ended

September 30, 2002 and 2001

The accompanying notes are an integral part of these financial statements.

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Golden Chief Resources Inc.
Dallas, Texas

We have audited the accompanying balance sheets of Golden Chief Resources Inc., a development stage enterprise, as of September 30 2002 and the related statements of income and expenses, statement of changes in stockholders’ equity, and the statements of cash flows for the years ended September 30, 2002 and 2001, and from restart of the development period in 1998 to September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2002 and 2001 and the results of its operations for the years ended September 30, 2002 and 2001 and from restart of the development period in 1998 to September 30, 2002 in conformity with accounting principles generally accepted in the United States.

Clyde Bailey, P.C.

San Antonio, Texas
March 26, 2004

        The accompanying notes are an integral part of these financial statements.

Golden Chief Resources Inc.
(A Development Stage Enterprise)

Balance Sheet
As of September 30, 2002

A S S E T S
Current Assets:
Cash	$ 126
Total Current Assets	126
Total Assets	$ 126
L I A B I L I T I E S and S T O C K H O L D E R S' D E F I C I T
Current Liabilities
Accounts Payable	31,284
Accrued Expenses - Related Party	61,027
Total Current Liabilities	92,311
Stockholders' Deficit
Common Stock,	3,562,292
no par value
authorized 500,000,000 shares;	67,078,699
issued and outstanding
Additional Paid-In Capital	15,000
Accumulated Deficit	(994,640)
Deficit accumulated during the development stage	(2,674,837)
Total Stockholders' Deficit	(92,185)
Total Liabilities and Stockholders' Deficit	$ 126

The accompanying notes are an integral part of these financial statements.

Golden Chief Resources Inc.
(A Development Stage Enterprise)

Statement of Operations

	For the Twelve Months Ended September 30		Cumulative During the Development
	2002	2001	Stage
Revenues:
Oil & Gas	$35,213	$149,825	$205,395
Costs of Revenues:
Lease Operating Expenses	$68,461	$113,184	$223,417
Depletion	6,913	16,922	29,254

Gross Profit (Loss)	(40,161)	19,719	(47,276)
Operating Expenses:
Director and officer compensation	205,000	284,167	813,482
Consulting fees	903,200	--	913,200
Professional fees	290,830	200,867	581,887
Public Relations	108,140	25,000	183,140
Rent	1,800	7,200	16,290
Travel	19,521	40,426	83,047
Other expense	15,321	35,225	91,944

	1,543,812	592,885	2,682,990
Operating Loss	(1,583,973)	(573,166)	(2,730,266)
Other Income (Expense):
Gain on sale of marketable securities	--	--	41,331
Gain on disposal of assets	13,468	--	13,468
Interest income	--	--	631

Loss from Continuing Operations	(1,570,505)	(573,166)	(2,674,836)
Income Taxes	--	--	--

Net Loss	$(1,570,505)	$(573,166)	$(2,674,836)

Basic loss per share	$(0.04)	$(0.02)	$(0.11)

Weighted average shares outstanding	39,423,143	24,965,372	25,369,424

        The accompanying notes are an integral part of these financial statements.

Golden Chief Resources Inc.
(A Development Stage Enterprise)

Statement of Changes in Stockholders’ Deficit
From the Period August 1998 to September 30, 2002

		Common Stock		Additional Paid In	Deficit Accumulated During the Development	Accumulated	Total Stockholders'
	Date	Shares	Amount	Capital	Stage	Deficit	Deficit
Balance October 1, 1996	--	3,221,715	$994,640	$--	$--	$(994,640)	$--
Net loss	--	--	--	--	--	--	--

Balance September 30, 1997	--	3,221,715	994,640	--	--	(994,640)	--
Stock issued for services and expenses	9/98	1,594,100	1,594	--	--	--	1,594
Net loss	--	--	--	--	(1,594)	--	(1,594)

Balance September 30, 1998	--	4,815,815	996,234	--	(1,594)	(994,640)	--
Shares issued for:
Expenses	10/98	568,892	2,477	--	--	--	2,477
Marketable securities	12/98	721,932	7,219	--	--	--	7,219
Cash	01/99	33,000	3,300	--	--	--	3,300
Marketable securities	02/99	89,460	8,946	--	--	--	8,946
Consulting	03/99	50,000	10,000	--	--	--	10,000
Cash	04/99	20,000	2,000	--	--	--	2,000
Expenses	04/99	20,000	4,000	--	--	--	4,000
Cash	07/99	45,000	9,000	--	--	--	9,000
Marketable securities	07/99	137,500	27,500	--	--	--	27,500
Net loss	--	--	--	--	(74,342)	--	(74,342)

Balance September 30, 1999	--	6,501,599	1,070,676	--	(75,936)	(994,640)	100
Shares issued for:
Oil and gas properties	10/99	9,750,000	--	--	--	--	--
Cash	10/99	25,000	25,000	--	--	--	25,000
Cash	11/99	5,000	5,000	--	--	--	5,000
Cash and subscription	12/99	10,000	10,000	--	--	--	10,000
Cash	01/00	5,100	5,100	--	--	--	5,100
Cash	02/00	26,000	26,000	--	--	--	26,000
Cash	03/00	14,500	14,500	--	--	--	14,500
Cash	06/00	27,000	27,000	--	--	--	27,000
Public relations services	06/00	50,000	50,000	--	--	--	50,000
Professional services	07/00	150,000	135,000	--	--	--	135,000
Cash	08/00	10,000	10,000	--	--	--	10,000
Nonmarketable securities	09/00	400,000	20,000	--	--	--	20,000
Net loss	--	--	--	--	(455,230)	--	(455,230)

Balance September 30, 2000	--	16,974,199	1,398,276	--	(531,166)	(994,640)	(127,530)
Shares issued for:
Oil and gas properties	10/00	4,924,500	92,956	--	--	--	92,956
Professional services	10/00	200,000	65,000	--	--	--	65,000
Options granted	03/01	--	--	15,000	--	--	15,000
Oil and gas properties	04/01	5,380,000	--	--	--	--	--
Professional services	04/01	400,000	40,000	--	--	--	40,000
Net loss	--	--	--	--	(573,166)	--	(573,166)

Balance September 30, 2001	--	27,878,699	1,596,232	15,000	(1,104,332)	(994,640)	(487,740)
Shares issued for:
Consulting services	12/01	3,500,000	245,000	--	--	--	245,000
Legal services	12/01	1,000,000	70,000	--	--	--	70,000
Consulting services	01/02	2,900,000	225,000	--	--	--	225,000
Legal services	01/02	200,000	28,000	--	--	--	28,000
Consulting services	02/02	6,000,000	420,000	--	--	--	420,000
Consulting services	03/02	1,200,000	108,000	--	--	--	108,000
Legal services	04/02	4,000,000	80,000	--	--	--	80,000
Reverse asset acquisition	05/02	(400,000)	(20,000)	--	--	--	(20,000)
Legal services	05/02	2,000,000	40,000	--	--	--	40,000
Professional services	06/02	800,000	12,000	--	--	--	12,000
Legal services	06/02	3,000,000	60,000	--	--	--	60,000
Director and officer compensation	09/02	15,000,000	698,060	--	--	--	698,060
Net loss	--	--	--	--	(1,561,838)	--	(1,561,838)

Balance September 30, 2002	--	67,078,699	3,562,292	15,000	(2,666,170)	(994,640)	(83,518)

The accompanying notes are an integral part of these financial statements.

Golden Chief Resources Inc.
(A Development Stage Enterprise)

Statement of Cash Flows

	For the Twelve Months Ended September 30		Cumulative During the Development
Cash Flows from Operating Activities:	2002	2001	Stage
Net (Loss)	$(1,561,838)	$(573,166)	$(2,666,169)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion	6,913	16,922	29,255
Amortization of prepaid expenses	--	101,250	126,250
Gain on sale of marketable securities	--	--	(41,331)
Gain on disposal of assets	(22,135)	--	(22,135)
Stock Issued for Services	1,360,500	120,000	1,583,221
Change in assets and liabilities:
Decrease(increase) in:
Accounts receivable	13,052	1,883	(9,700)
Increase(Decrease) in:
Accounts Payable	193,048	60,049	278,224
Accrued expenses	61,027	328,939	699,571

Net Cash Used in Operating Activities	50,567	55,877	(22,814)
Cash Flows from Investing Activities:
Purchase oil and gas properties	(50,584)	(34,093)	(174,400)
Proceeds from sale of securities	--	--	96,027
Purchase of marketable securities	--	--	(11,031)

Net Cash Provided from Investing Activities	(50,584)	(34,093)	(89,404)
Cash Flows from Financing Activities:
Proceeds of stock sales	--	--	136,900
Proceeds of short term debt	--	--	10,000
Repayment from short term notes	--	--	(10,000)
Repayment of net profits interest payable	--	(26,798)	(24,557)

Net Cash Used In Financing Activities	--	(26,798)	112,343
Net Increase (Decrease) in Cash	(17)	(5,014)	125
Cash -Beginning of year	142	5,156	--

Cash -End of year	$125	$142	$125

Supplementary Disclosure:
Cash Paid for Interest	$--	$--	$--
Cash Paid for Taxes
Non-cash transactions:
Shares Issued for Services
Various expenses	3,771	--	3,771
Consulting	16,008,300	--	16,008,300
Professional services	344,000	105,000	449,000
Marketable securities	43,665	--	43,665
Prepaid professional services	135,000	--	135,000
Prepaid public relations services	37,500	--	37,500
Non-Marketable securities	20,000	--	20,000
Value of options granted as compensation	--	15,000	15,000
Fixed assets acquired with:
Oil and gas properties	92,956	--	92,956
Net profits interest payable assumed in	99,000	--	99,000
purchase

Golden Chief Resources Inc.
(A Development Stage Enterprise)

Notes to Financial Statements
Years Ended September 30, 2002 and 2001

GENERAL INFORMATION

The Company was incorporated as Arts Antique Autos, Ltd. in November 1976 in the State of Kansas. During the early 1980‘s the Company engaged in oil and gas operating, mining, real estate operations. During the mid 1980‘s, economic conditions caused the Company to lose its asset and revenue base. Management decided to discontinue any further business operations and completed the liquidation of the few remaining assets during 1986. The Company did not operate a line of business until the year ended September 30, 2000. During the fiscal year ended September 30, 1998, new assets were contributed in an attempt to revive the Company. In October 1999, interests in oil and gas properties were contributed by third parties in exchange for newly issued stock. This resulted in a change in control of the Company. In July of 2002, the Company abandoned the oil assets by transferring the assets to one of the shareholders in exchange for the debt associated with the property. Management’s plans include efforts to raise operating and development capital followed by further acquisition and development of oil and gas properties.

DEVELOPMENT STAGE ENTERPRISE

Due to the loss of assets and operations in 1986, the Company’s current activity is the initiation of a new phase. As a result, the Company has reemerged as a development stage enterprise. The Company will continue to be considered to be in a development stage until it has begun significant operations and is generating significant revenues.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OIL AND GAS PROPERTIES

The Company records its oil and gas producing activities under the full cost method of accounting. Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded until the proceeds from dispositions exceed the Company’s basis in the full cost pool.

Amortization of oil and gas properties is computed on a composite units-of- production method based on all estimated proved reserves. All leasehold, equipment, and intangible costs associated with oil and gas properties are currently included in the base for computation and amortization unless the property has not been evaluated and no estimated reserves have been included for the property in the Company’s total reserves. Unproved oil and gas properties are assessed for impairment either individually or on an aggregate basis. All of the Company’s reserves are located within the United States.

LONG-LIVED ASSETS

Long-lived assets consist primarily of property and equipment, excess of cost over net assets of acquired businesses, and other intangible assets. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long- lived asset is reduced to its estimated fair value, less any costs associated with any final settlement. As of September 30, 2002, there was no impairment of the Company’s long-lived assets.

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

The Company’s differences arise principally from the difference in the way oil and gas assets are deducted and from the deductibility of accrued salaries for financial statement and income tax purposes

EARNINGS PER SHARE

Accounting rules provide for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per common share excludes dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings of the entity on an “as if” converted basis. This is done by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potential dilutive securities. The Company had no dilutive securities during 2002 or 2001.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows. The Company had no cash equivalents at September 30, 2002 or 2001.

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

CONCENTRATIONS

The Company’s operations are all in the oil and gas industry. As such, revenues, costs, etc. are subject to changes due to national and international inventory levels, variations in consumption, and other discrete factors. The Company currently owns interests in only two properties and deals with a single operator on each property. Should anything happen to the operator of either property, it is believed that a substitute operator would be available.

LEASE

The Company leases its office space under a month-to-month lease. Rent expense totaled $1,800 and $7,200 for the years ended September 30, 2002 and 2001.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on the financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), that clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. Interpretation No. 46 did not have an effect on the financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Statement of Financial Accounting Standards SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2: MARKETABLE SECURITIES

No marketable securities were held at September 30, 2002 or 2001.

In September 2000, the Company issued 400,000 common shares to a related party in exchange for 100,000 shares (1.5%) of Virgin Oil Company, a closely-held entity. This investment was recorded at the carryover basis of the related party, $20,000. At the present time there is no public market for these shares. In May 2002, this asset acquisition was reversed.

NOTE 3: OIL AND GAS PROPERTIES

The Company acquired an interest in a non-producing field during the year ended September 30, 2000. This field had produced gas through 1992, but was shut in due to the low price of gas and the costs associated with producing the gas and making it marketable. After reworking wells and production equipment, the field was returned to production in January 2000. In September 2002, this along with other oil & gas properties were transferred to an officer and major shareholder in return for the liabilities associated with the oil & gas assets.

NOTE 4: STOCK TRANSACTIONS

In December 2001, a 1 for 10 reverse split of the Company’s stock was approved at a special stockholders’ meeting. All share issuances and per- share information, along with option information, in the financial statements and notes have been restated to reflect the effects of the reverse split. It has been estimated that ten additional shares will be issued as a result of the decision to round any stockholder of less than one share after the reverse split up to one share.

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

During October 2000, the Company issued, 4,924,500 shares to Red River Properties, Inc. in exchange for an additional 15% working interest in the JFS field. Red River had a $92,956 basis in this interest which carried over since it is a related party. In acquiring this 15% interest, the Company took the property subject to a $99,000 Net Profits Interest which will be paid before the Company realizes any net cash flow from the interest. Also 200,000 shares valued at $65,000 were issued during October 2000 for legal and public relations services. During April 2001, the Company issued 5,380,000 shares to Red River for a 3.75% working interest in the Kingsridge field in LaFourche Parish, Louisiana. This oil and gas producing field immediately began yielding revenues to the Company. Red River had no basis in the property and no basis was recorded on the Company’s books for this purchase. Additionally, 400,000 shares valued at $40,000 were issued in April 2001 for legal and financial consulting services.

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

In September 2002, the Company issued a total of 15,000,000 shares to the officers of the Company in exchange for their agreement to waive and forego any benefit from their employment agreements and that the Company shall cancel those agreements including stock option grants. A total of $698,060 had been accrued as salaries under the respective employment agreements.

At September 30, 2002 and 2001, the Company has reserved 2,500,000 and 5,500,000 shares, respectively, of its authorized but unissued common stock for possible future issuance in connection with the potential exercise of stock options.

NOTE 5: STOCK OPTIONS

At September 30, 2002, the Company had outstanding options for the purchase of its common stock as presented below. These options are related to employment agreements and services rendered to the Company.

Exercise Price	Exercise Period	# of Shares
$0.20 per share	Through 12/31/04	50,000
$0.10 per share	Through 12/31/05	200,000

Total		250,000

Changes in outstanding options during the year were as follows:

Options outstanding at September 30, 2001	550,000
Cancelled	(250,000)
Expirations	(50,000)
Grants	-0-

Options outstanding at September 30, 2002	250,000

NOTE 6: INCOME TAXES

There is no provision for income tax expense or benefit in 2002 or 2001. This is due to the fact there is no current foreseeable taxable income against which to offset these losses. Net operating losses available for carry-forward are presented in the table below.

Year of Expiration	Amount of Net Operating Loss Carry Forward
2018	$1,541
2019	69,401
2020	261,503
2021	309,836
2022	1,570,505

Total	$2,212,786

Income tax expense consists of the following at September 30, 2002 and 2001:

	2002	2001
Current federal income taxes	$ --	$ --
Current state income taxes	--	--
Current income tax expense	--	--
Deferred tax expense	--	--

The following table presents a reconciliation of income tax calculated at the statutory Federal rate to the Company’s income taxes.

	2002	2001
Tax calculated on financial statement net loss	$(533,972)	$(194,876)
Amortization and deduction of oil and gas
properties	(2,350)	(8,734)
Nondeductible expenses	1,253	1,650
Deferral of accrued salaries	-0-	96,617
Net operating loss available for carry forward	535,069	105,343

Provision for income taxes	$--	$--

As discussed at Note 1, deferred tax assets and liabilities consist of the following:

	2002	2001
Deferred federal tax liability	$-0-	$18,618
Deferred state tax liability	$-0-	2,464

Total Deferred Tax Liabilities	$-0-	$21,082

Deferred federal tax asset	925,314	391,343
Deferred state tax asset	122,468	51,796
Less valuation allowance	(1,047,782	(422,057)

Total Deferred Tax Assets	$-0-	11,341

Net Deferred Tax Assets and Liabilities	$--	$--

Although the Company has net operating loss carry-forwards as indicated above, it is not foreseeable when or if benefits arising from these losses will be realized. Due to this uncertainty, a valuation allowance has been established to defer recognition of any benefit until it becomes reasonably clear that these benefits will be utilized.

The following temporary differences gave rise to deferred tax assets/(liabilities):

	2002	2001
Accrued salaries and options	$508,725	$508,725
Fixed assets	-0-	(54,760)
Net operating loss carry-forwards	747,050	642,281

NOTE 7: RELATED PARTY TRANSACTIONS

During the year ended September 30, 2001, the Company acquired two additional oil and gas interests from Red River in exchange for stock, again, as discussed at Note 4. Red River continued to collect the revenue from the Kingsridge lease through the end of the year. Certain amounts were transferred to the Company by Red River resulting in a net decrease in the receivable from Red River of $1,883. Accrued salaries increased by $269,167 and related party accounts payable for unreimbursed expenses rose by $60,921 to $73,369. These amounts are due to the Company’s president and vice- president.

For the year ended September 30, 2002, the oil & gas properties were transferred to the Company’s President in exchange for the liabilities associated with the assets. Stock was issued to the officers in exchange for the accrued salaries and stock options.

NOTE 8: EMPLOYMENT CONTRACTS

In March 2000, the Company entered into employment contracts which were made effective to October 12, 1999, and run through October 2002 (not including automatic annual renewals thereafter) with its president and vice-president. These contracts provide for salaries of $120,000 per year which are to be accrued if not paid, options to purchase specified numbers of shares, and other standard employee benefits should the Company elect to provide them to any employee. In March 2001, the Company entered into a three-year contract with its corporate secretary providing for a salary of $50,000 per year along with standard benefits available to any other employee. The aggregate commitment under these contracts for future salaries at September 30, 2000, excluding stock options and other possible compensation, was approximately $373,000. In September 2002, the Company and the officer agreed to cancel the employment contracts for by issuing a total of 15,000,000 shares of stock.

NOTE 9: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended September 30, 2001 and 2000.

	2002	2001
Numerator:
Net income from continuing operations	$(1,570,505)	$(573,166)

Denominator:
Basic weighted average shares outstanding	39,423,143	24,965,372
Dilutive options	--	--

Denominator for diluted EPS	39,423,143	24,965,372

Earnings/(loss) per share:
Basic	$(0.04)	$(0.02)
Diluted	(0.00)	(0.00)

NOTE 10: GOING CONCERN

As discussed in the General Information regarding the Development Stage Enterprise, the Company had no substantial operations between 1986 and September 30, 1999. Since that date, the Company has generated some new capital, as indicated above, and has acquired interests in oil and gas leases which are producing revenues. However, such revenues have yet to significantly overcome sizable lease operating expenses. Management’s plans consist primarily of the generation of significant new capital. Should management prove unsuccessful in its fund-raising efforts, the Company is not in any real danger of dissolution as long as the officers and directors are willing to pay the nominal costs of keeping it in good standing. Management continues to seek opportunities to acquire additional oil and gas interests or to identify a viable merger candidate. No predictions can be made as to the success of these plans.

NOTE 11: DISCLOSURES REGARDING OIL AND GAS PRODUCING ACTIVITIES

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

Reserve Quantities of Gas
(MCF)
Proved developed and undeveloped reserves:
Beginning of year	2,248,470
Purchases of reserves in place	3,372,705
Adjustments	(2,826,165)
Production	(26,165)
Transfers	(2,768,845)

End of year	-0-

Proved developed reserves:
Beginning of year	796,757
End of year	-0-

All of the Company’s reserves are located within the United States. No estimates of reserves have been reported to or filed with any other Federal authority or agency during the year presented. As mentioned above, this scheduled does not include reserves from the Kingsridge field.

Results of Operations for Oil and Gas Producing Activities for the Year Ended September 30, 2002 and 2001

	2002		2001
Sales of gas		$35,213	$130,466
Sales of oil		-0-	--

Total revenues		35,213	130,466

Production costs		68,461	113,184
Depletion		6,913	16,922

Total costs		74,374	130,106

Results of operations from oil and gas producing
activities (excluding corporate overhead)	$	(40,161)	19,719

All sales were to unaffiliated entities. Amortization costs were $0.65 and $0.59 per mcf in 2002 and 2001. Revenue totals and production costs include the activities at the Kingsridge field.

Capitalized Costs Relating to Oil and Gas Producing Activities

	2002	2001
Producing properties	$-0-	$288,020
Accumulated Depletion	-0-	(22,342)

Net Capitalized Costs	$-0-	$265,678

These costs do not reflect any cost for the Kingsridge field because the Company has no cost basis in that property.

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development

	2002	2001
Property acquisition costs	$-0-	$191,956
Exploration costs	-0-	--
Development costs	-0-	34,092
Total	$-0-	$226,042

The Company acquired reserves during September 2000 and April 2001 from a related party who had no basis in the properties. Because the acquisition was from a related party, the carryover basis was used to record the acquisition. Additional interests acquired in October 2000 were recorded at carryover basis plus a Net Profits interest which had attached to the interest prior to its transfer.

Standardized Measure of Discounted Future Net Cash Flows

	2002	2001
Future cash inflows	$ -0-	$5,310,783
Future production and development costs	-0-	(2,988,982)
Future income taxes	-0-	(517,406)

Future net cash flows	-0-	1,804,395
10% annual discount for estimated timing
of cash flows	-0-	(892.936)

Standardized measure of discounted future net
cash flows	$ -0-	$912,459