Form 10QSB
period 2002-12-31
GOLDEN CHIEF RESOURCES INC
filed 2004-06-24
CIK 752391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-12809

GOLDEN CHIEF RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

State of Kansas	48-0846635
(State or other jurisdiction of incorporation or organization)	(IRS Employer I. D. Number)

1711 E. Frankford, Suite 104, Carrollton, Texas 75006
(Address of principal executive offices)

(214) 731-8844
(Issuer’s telephone number, including area code)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 67,078,699 shares of common stock, No Par Value, outstanding as of February 10, 2003.

Transitional Small Business Disclosure Format (check one); Yes [  ] No [X]

Golden Chief Resources Inc.
(A Development Stage Enterprise)
Balance Sheet
As of December 31, 2002
(Unaudited)

A S S E T S
Current Assets:
Cash	$ (548

Total Current Assets		(548)

Total Assets		$(548)

L I A B I L I T I E S and S T O C K H O L D E R S' D E F I C I T
Current Liabilities
Accounts Payable	31,284
Accrued Expenses - Related Party	63,271

Total Current Liabilities		94,555
Stockholders' Deficit
Common Stock,		3,562,292
no par value
authorized 500,000,000 shares; 67,078,699
issued and outstanding
Additional Paid-In Capital		15,000
Accumulated Deficit		(994,640)
Deficit accumulated during the development stage		(2,677,755)

Total Stockholders' Deficit		(95,103)
Total Liabilities and Stockholders' Deficit		$(548)

Golden Chief Resources, Inc.
Statement of Operations
For Three Months Ended December 31, 2002 and 2001
(Unaudited)

	Cumulative During the Development Stage	2002	2001
Revenue
Oil and gas	205,395	$--	$16,337
Other income	--	--	--

Total Revenue	205,395	--	16,337

Cost of Revenues
Lease operating expenses	223,417	--	31,634
Depletion	29,254	--	3,697

Total Cost of Revenues	252,671	--	35,331
Gross Profit	(47,276)	--	(18,994)

Operating Expenses
Personnel costs	813,482	--	72,500
Consulting fees	913,200	--	245,000
Professional fees	581,887	--	70,150
Public relations	183,140	--	--
Travel	84,769	1,722	10,012
Rent	16,290	--	1,800
Other	93,139	1,195	8,346

Total Operating Expenses	2,685,907	2,917	407,808

Income from Operations	(2,733,183)	(2,917)	(426,802)
Other Income/(Expenses)
Gain on sale of marketable securities	41,331	--	--
Gain on disposal of assets	13,468	--	--
Interest income	631	--	--

Loss from continuing operations	(2,677,753)	(2,917)	(426,802)
Income taxes	--	--	--

Net Income	(2,677,753)	$(2,917)	(426,802)

Earnings per Share	$(0.09)	$(0.00)	(0.02)

Weighted Average Shares Outstanding	28,678,827	67,078,699	28,302,612

Golden Chief Resources, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Deficit
From the Period August 1998 to December 31, 2002
(Unaudited)

		Common Stock Shares Amount		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Accumulated Deficit	Total Stockholders' Deficit
Balance October 1, 1996		3,221,715	$994,640	$ --	$--	$ (994,640)	$--
Net loss		--	--	--	--	--	--

Balance September 30, 1997		3,221,715	994,640	--	--	(994,640)	--
Stock issued for services and expenses	9/98	1,594,100	1,594	--	--	--	1,594
Net loss		--	--	--	(1,594)	--	(1,594)

Balance September 30, 1998		4,815,815	996,234	--	(1,594)	(994,640)	--
Shares issued for:
Expenses	10/98	568,892	2,477				2,477
Marketable securities	12/98	721,932	7,219				7,219
Cash	01/99	33,000	3,300				3,300
Marketable securities	02/99	89,460	8,946				8,946
Consulting	03/99	50,000	10,000				10,000
Cash	04/99	20,000	2,000				2,000
Expenses	04/99	20,000	4,000				4,000
Cash	07/99	45,000	9,000				9,000
Marketable securities	07/99	137,500	27,500				27,500
Net loss					(74,342)		(74,342)

Balance September 30, 1999		6,501,599	1,070,676	--	(75,936)	(994,640)	100
Shares issued for:
Oil and gas properties	10/99	9,750,000
Cash	10/99	25,000	25,000				25,000
Cash	11/99	5,000	5,000				5,000
Cash and subscription	12/99	10,000	10,000				10,000
Cash	01/00	5,100	5,100				5,100
Cash	02/00	26,000	26,000				26,000
Cash	03/00	14,500	14,500				14,500
Cash	06/00	27,000	27,000				27,000
Public relations services	06/00	50,000	50,000				50,000
Professional services	07/00	150,000	135,000				135,000
Cash	08/00	10,000	10,000				10,000
Nonmarketable securities	09/00	400,000	20,000				20,000
Net loss					(455,230)		(455,230)

Balance September 30, 2000		16,974,199	1,398,276		(531,166)	(994,640)	(127,530)

Golden Chief Resources, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit
From the Period August 1998 to December 31, 2002
(Unaudited)

(Continued)
Shares issued for:
Consulting services	12/01	3,500,000	245,000				245,000
Legal services	12/01	1,000,000	70,000				70,000
Consulting services	01/02	2,900,000	225,000				225,000
Legal services	01/02	200,000	28,000				28,000
Consulting services	02/02	6,000,000	420,000				420,000
Consulting services	03/02	1,200,000	108,000				108,000
Legal services	04/02	4,000,000	80,000				80,000
Reverse asset acquisition	05/02	(400,000)	(20,000)				(20,000)
Legal services	05/02	2,000,000	40,000				40,000
Professional services	06/02	800,000	12,000				12,000
Legal services	06/02	3,000,000	60,000				60,000
Director and officer compensation	09/02	15,000,000	698,060				698,060
Net loss					(1,561,838		(1,561,838)

Balance September 30, 2002		67,078,699	3,562,292	15,000	(2,666,170	(994,640	(83,518)

Net loss for the period					(2,917		(2,917)

Balance December 31, 2002		67,078,699	3,562,292	15,00	(2,669,087	(994,640	(86,435)

Golden Chief Resources, Inc.
(A Development Stage Enterprise)
Statement of Cash Flows
Unaudited

	For the Three Months Ended December 31		Cumulative During the Development
Cash Flows from Operating Activities:	2002	2001	Stage
Net (Loss)	$(2,917)	$(426,802)	$(2,669,086)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion	--	3,697	29,255
Amortization of prepaid expenses	--	--	126,250
Gain on sale of marketable securities	--	--	(41,331)
Gain on disposal of assets	--	--	(22,135)
Stock Issued for Services	--	315,000	1,583,221
Change in assets and liabilities:
Decrease(increase) in:
Accounts receivable	1,750	(9,700)
Increase(Decrease) in:
Accounts Payable	2,243	84,604	280,468
Accrued expenses	--	72,499	699,571

Net Cash Used in Operating Activities	(674)	50,748	(23,487)

Cash Flows from Investing Activities:
Purchase oil and gas properties	--	(50,584)	(174,400)
Proceeds from sale of securities	--	--	96,027
Purchase of marketable securities	--	--	(11,031)

Net Cash Provided from Investing Activities	--	(50,584)	(89,404)

Cash Flows from Financing Activities:
Proceeds of stock sales	--	--	136,900
Proceeds of short term debt	--	--	10,000
Repayment from short term notes	--	--	(10,000)
Repayment of net profits interest payable	--	--	(24,557)

Net Cash Used In Financing Activities	--	--	112,343

Net Increase (Decrease) in Cash	(674)	164	(548)

Cash -Beginning of year	126	5,156	--

Cash -End of year	$(548)	$142	$(548)

Supplementary Disclosure:
Cash Paid for Interest	$--	$--	$--
Cash Paid for Taxes

Non-cash transactions:
Shares Issued for Services
Various expenses	--	--	3,771
Consulting	--	245,000	16,008,300
Professional services	--	70,000	449,000
Marketable securities	--	--	43,665
Prepaid professional services	--	--	135,000
Prepaid public relations services	--	--	37,500
Non-Marketable securities	--	--	20,000
Value of options granted as compensation	--	--	15,000
Fixed assets acquired with:
Oil and gas properties	--	--	92,956
Net profits interest payable assumed in purchase	--	--	99,000

Golden Chief Resources, Inc.
(A Development Stage Enterprise)

Notes to Financial Statements
Three Months Ended December 31, 2002 and 2001

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows. The Company had no cash equivalents at December 31, 2002 or 2001.

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

NOTE 2: MARKETABLE SECURITIES

No marketable securities were held at December 31, 2002 or 2001.

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

NOTE 7: RELATED PARTY TRANSACTIONS

There were no related party transactions during the current quarter.

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

NOTE 8: EMPLOYMENT CONTRACTS

In March 2000, the Company entered into employment contracts which were made effective to October 12, 1999, and run through October 2002 (not including automatic annual renewals thereafter) with its president and vice-president. These contracts provide for salaries of $120,000 per year which are to be accrued if not paid, options to purchase specified numbers of shares, and other standard employee benefits should the Company elect to provide them to any employee. In March 2001, the Company entered into a three-year contract with its corporate secretary providing for a salary of $50,000 per year along with standard benefits available to any other employee. The aggregate commitment under these contracts for future salaries at September 30, 2000, excluding stock options and other possible compensation, was approximately $373,000. In September 2002, the Company and the officers agreed to cancel the employment contracts by issuing a total of 15,000,000 shares of stock.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

At the end of the previous fiscal year the Company’s management determined that continuing operation of the oil and gas properties was not of economic benefit to the Company and entered into an agreement with the Company’s president whereby he agreed to accept the liabilities associated with the properties and receive the properties from the Company. This transaction effectively removed all producing properties and transferred them to the Company’s president along with the liabilities associated with them.

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

Liquidity and Capital Resources:

During the current quarter the Company’s capital resources were extremely limited. Company management expects that the one for ten reverse split of the Company’s common stock will result in improved marketability of the stock which could allow for the Company to make limited private placements to bring in capital for acquisitions and operations.

The assets as of December 31, 2002 totaled $(548). The assets as of December 31, 2001 totaled $227,739 and consisted primarily of prepaid expenses and the JFS Property. The assets as of December 31, 2000 were $227,739 consisting primarily of the JFS property. The Company acquired this interest through the change of control transaction on October 12, 1999. The Company did not have any assets or liabilities on September 30, 1998 or on December 31, 1997.

Revenues and Expenses:

During the current quarter the Company reported no revenues, and other expense items of $2,917 resulting in a net loss of $2,917 for the quarter. If the Company becomes more active increases in revenues and recurring expenses are expected. The Company reported revenues of $16,337 in the year ago quarter.

The Company issued a total of 4,500,000 shares during the year ago quarter increasing the shares outstanding from 27,878,699 on September 30, 2001 to 32,378,699 on December 31, 2001. The 4,500,000 shares were issued for consulting and attorneys’ fees.

A Form 8-K was filed on December 19, 2001 discussing the special shareholders’ meeting and the actions taken therein. (See General above)

Subsequent Events:

Disclosure Regarding Forward-Looking Statements:

Where this Form 10-QSB includes “forward-looking” statements within the meaning of Section 27A of the Securities Act, the Company desires to take advantage of the “safe harbor” provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-QSB reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-QSB, the words “anticipates,” “believes, “expects,” “intends,” “future” and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

There were no changes in securities during the current quarter.

During December 2001, the Company’s Board of Directors approved a one for ten reverse split of the outstanding common shares. This reverse split was made effect January 2, 2002. All share and per share amounts have been presented as though this reverse split occurred at the earliest point in time presented.

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

There were no Exhibits or Reports on Form 8-K filed during the current quarter.

On December 19, 2001 a Form 8-K was filed with the Securities and Exchange Commission disclosing the action taken at the December 17, 2001 special meeting of shareholders at which the Company effected a 1 for 10 reverse split of its common shares and the Company was authorized to file an S-8 registration statement to allow it to issue shares to certain advisors, consultants and attorneys.

Exhibits

Exhibit 23 – Acknowledgement of Independent Accountants regarding the incorporation by reference of their review report into the previously filed Form S-8.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of President

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1 – Section 1350 Certification of President

Exhibit 32.2 – Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 24, 2004 Date: June 24, 2004	GOLDEN CHIEF RESOURCES, INC. /s/ JAMES W. LANDRUM By: James W. Landrum President /s/ M. H. MCILVAIN By: M. H. McIlvain Executive Vice President and Chief Financial Officer