Form 10QSB
period 2003-03-31
GOLDEN CHIEF RESOURCES INC
filed 2004-06-25
CIK 752391

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-12809

GOLDEN CHIEF RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

State of Kansas	48-0846635
(State or other jurisdiction of incorporation or organization)	(IRS Employer I. D. Number)

1711 E. Frankford, Suite 104, Carrollton, Texas 75006
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code: (214) 731-8844

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

There were 67,078,699 shares of common stock, No Par Value,
outstanding as of March 31, 2003.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Chief Resources Inc.
(A Development Stage Enterprise)
Balance Sheet
As of March 31, 2003
(Unaudited)

A S S E T S
Current Assets:
Cash	$ (548)

Total Current Assets		(548)

Total Assets		$(548)

L I A B I L I T I E S and S T O C K H O L D E R S' D E F I C I T
Current Liabilities
Accounts Payable	31,284
Accrued Expenses - Related Party	64,893

Total Current Liabilities		96,177
Stockholders' Deficit
Common Stock,		3,562,292
no par value
authorized 500,000,000 shares; 67,078,699
issued and outstanding
Additional Paid-In Capital		15,000
Accumulated Deficit		(994,640)
Deficit accumulated during the development stage		(2,679,377)

Total Stockholders' Deficit		(96,725)
Total Liabilities and Stockholders' Deficit		$(548)

Golden Chief Resources, Inc.
A Development Stage Enterprise
Statement of Operations
For Three and Six Months Ended March 31, 2003 and 2002
(Unaudited)

	Cumulative During the Development Stage	Three Months 2003 2002		Six Months 2003 2002
Oil and gas	$205,395	$--	$10,338	$--	$26,675
Other income	--	--	--	--	--

Total Revenue	205,395	--	10,338	--	26,675
Cost of Revenues
Lease operating expenses	223,417	--	22,507	--	54,141
Depletion	29,254	--	1,861	--	5,558

Total Cost of Revenues	252,671	--	24,368	--	59,699
Gross Profit	(47,276)	--	(14,030)	--	(33,024)

Operating Expenses
Personnel costs	813,482		60,000	--	132,500
Consulting fees	913,200		658,200	--	903,200
Professional fees	581,887		38,930	--	109,080
Public relations	183,140		95,000	--	95,000
Travel	85,971	1,202	7,243	2,924	17,255
Rent	16,290	--	--	--	1,800
Other	93,559	420	3,514	1,615	11,861

Total Operating Expenses	2,687,529	1,622	862,887	4,539	1,270,696

Income from Operations	(2,734,805)	(1,622)	(876,917)	(4,539)	(1,303,720)
Other Income/(Expenses)
Gain on sale of marketable securities	41,331	--	--	--	--
Gain on disposal of assets	13,468	--	--	--	--
Interest income	631	--	--	--	--

Income before income taxes	$(2,679,375)	(1,622)	(876,917)	(4,539)	(1,303,720)

Income taxes	$--	--	--	--	--

Net Income	$(2,679,375)	$(1,622)	$(876,917)	$(4,539)	$(1,303,720)

Earnings per Share	$(0.09)	$(0.00)	$(0.02)	$(0.00)	$(0.04)

Weighted Average Shares Outstanding	30,218,084	67,078,699	39,878,699	67,078,699	34,628,699

Golden Chief Resources, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Deficit
From the Period August 1998 to March 31, 2003
(Unaudited)

		Common Stock Shares Amount		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Accumulated Deficit	Total Stockholders' Deficit
Balance October 1, 1996		3,221,715	$994,640	$ --	$ --	$ (994,640)	$--
Net loss		--	--	--	--	--	--

Balance September 30, 1997		3,221,715	994,640	--	--	(994,640)	--
Stock issued for services and expenses	9/98	1,594,100	1,594	--			1,594
Net loss		--	--	--	(1,594)	--	(1,594)

Balance September 30, 1998		4,815,815	996,234	--	(1,594)	(994,640)	--
Shares issued for:
Expenses	10/98	568,892	2,477				2,477
Marketable securities	12/98	721,932	7,219				7,219
Cash	01/99	33,000	3,300				3,300
Marketable securities	02/99	89,460	8,946				8,946
Consulting	03/99	50,000	10,000				10,000
Cash	04/99	20,000	2,000				2,000
Expenses	04/99	20,000	4,000				4,000
Cash	07/99	45,000	9,000				9,000
Marketable securities	07/99	137,500	27,500				27,500
Net loss					(74,342)		(74,342)

Balance September 30, 1999		6,501,599	1,070,676	--	(75,936)	(994,640)	100
Shares issued for:
Oil and gas properties	10/99	9,750,000
Cash	10/99	25,000	25,000				25,000
Cash	11/99	5,000	5,000				5,000
Cash and subscription	12/99	10,000	10,000				10,000
Cash	01/00	5,100	5,100				5,100
Cash	02/00	26,000	26,000				26,000
Cash	03/00	14,500	14,500				14,500
Cash	06/00	27,000	27,000				27,000
Public relations services	06/00	50,000	50,000				50,000
Professional services	07/00	150,000	135,000				135,000
Cash	08/00	10,000	10,000				10,000
Nonmarketable securities	09/00	400,000	20,000				20,000
Net loss					(455,230)		(455,230)

Balance September 30, 2000		16,974,199	1,398,276		(531,166)	(994,640)	(127,530)

(Continued)
Shares issued for:
Oil and gas properties	10/00	4,924,500	92,956				92,956
Professional services	10/00	200,000	65,000				65,000
Options granted	03/01			15,000			15,000
Oil and gas properties	04/01	5,380,000					--
Professional services	04/01	400,000	40,000				40,000
Net loss					(573,166)		(573,166)

Balance September 30, 2001		27,878,699	1,596,232	15,000	(1,104,332)	(994,640)	(487,740)
Shares issued for:
Consulting services	12/01	3,500,000	245,000				245,000
Legal services	12/01	1,000,000	70,000				70,000
Consulting services	01/02	2,900,000	225,000				225,000
Legal services	01/02	200,000	28,000				28,000
Consulting services	02/02	6,000,000	420,000				420,000
Consulting services	03/02	1,200,000	108,000				108,000
Legal services	04/02	4,000,000	80,000				80,000
Reverse asset acquisition	05/02	(400,000)	(20,000)				(20,000)
Legal services	05/02	2,000,000	40,000				40,000
Professional services	06/02	800,000	12,000				12,000
Legal services	06/02	3,000,000	60,000				60,000
Director and officer compensation	09/02	15,000,000	698,060				698,060
Net loss					(1,561,838)		(1,561,838)

Balance September 30, 2002		67,078,699	3,562,292	15,000	(2,666,170)	(994,640)	(83,518)
Net loss for the period					(2,917)		(2,917)
Balance December 31, 2002		67,078,699	3,562,292	15,000	(2,669,087)	(994,640)	(86,435)
Net loss for the period					(1,622)		(1,622)
Balance March 31, 2003		67,078,699	3,562,292	15,000	(2,670,709)	(994,640)	(88,057)

Golden Chief Resources, Inc.
(A Development Stage Enterprise)
Statement of Cash Flows
(Unaudited)

Cash Flows from Operating Activities:	For the Six Months Ended March 31 2003 2002		Cumulative During the Development Stage
Net (Loss)	$(4,539)	$(1,303,720)	$(2,670,708)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion	--	5,558	29,255
Amortization of prepaid expenses	--	--	126,250
Gain on sale of marketable securities	--	--	(41,331)
Gain on disposal of assets	--	--	(22,135)
Stock Issued for Services	--	1,096,000	1,583,221
Change in assets and liabilities:
Decrease(increase) in:
Accounts receivable	11,552	(9,700)
Increase(Decrease) in:
Accounts Payable	3,865	109,015	282,090
Accrued expenses	--	132,499	699,571
	--	--	--

Net Cash Used in Operating Activities	(674)	50,904	(23,487)
Cash Flows from Investing Activities:
Purchase oil and gas properties	--	--	(174,400)
Proceeds from sale of securities	--	--	96,027
Purchase of marketable securities	--	--	(11,031)

Net Cash Provided from Investing Activities	--	--	(89,404)
Cash Flows from Financing Activities:
Proceeds of stock sales	--	--	136,900
Proceeds of short term debt	--	--	10,000
Repayment from short term notes	--	--	(10,000)
Repayment of net profits interest payable	--	--	(24,557)

Net Cash Used In Financing Activities	--	--	112,343
Net Increase (Decrease) in Cash	(674)	50,904	(548)
Cash -Beginning of year	126	(319)	--

Cash -End of year	$(548)	$142	$(548)

(Continued)
Supplementary Disclosure:
Cash Paid for Interest	$--	$--	$--
Cash Paid for Taxes
Non-cash transactions:
Shares Issued for Services
Various expenses	--	--	3,771
Consulting	--	245,000	16,008,300
Professional services	--	70,000	449,000
Marketable securities	--	--	43,665
Prepaid professional services	--	--	135,000
Prepaid public relations services	--	--	37,500
Non-Marketable securities	--	--	20,000
Value of options granted as compensation	--	--	15,000
Fixed assets acquired with:
Oil and gas properties	--	--	92,956
Net profits interest payable assumed in	--	--	99,000
purchase

Golden Chief Resources, Inc.
(A Development Stage Enterprise)

Notes to Financial Statements
Three and Six Months Ended March 31, 2003 and 2002

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows. The Company had no cash equivalents at March 31, 2003 or 2002.

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

NOTE 2: MARKETABLE SECURITIES

No marketable securities were held at March 31, 2003 or 2002.

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

NOTE 8: EMPLOYMENT CONTRACTS

In March 2000, the Company entered into employment contracts which were made effective to October 12, 1999, and run through October 2002 (not including automatic annual renewals thereafter) with its president and vice- president. These contracts provide for salaries of $120,000 per year which are to be accrued if not paid, options to purchase specified numbers of shares, and other standard employee benefits should the Company elect to provide them to any employee. In March 2001, the Company entered into a three-year contract with its corporate secretary providing for a salary of $50,000 per year along with standard benefits available to any other employee. The aggregate commitment under these contracts for future salaries at September 30, 2000, excluding stock options and other possible compensation, was approximately $373,000. In September 2002, the Company and the officers agreed to cancel the employment contracts by issuing a total of 15,000,000 shares of stock.

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

Liquidity and Capital Resources:

During the current quarter the Company’s capital resources were extremely limited. Company management expected that the one for ten reverse split of the Company’s common stock would result in improved marketability of the stock which could allow for the Company to make limited private placements to bring in capital for acquisitions and operations. To date only limited success has been evident, but management continues to seek effective results in this area.

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

Revenues and Expenses:

The Company reported no revenues during the quarter ending March 31, 2003. The Compnay incurred only minor expenses during the quarter.

The Company reported revenues of $10,338 during the quarter ending March 31, 2002, all of which arose from the JFS property.

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

(a) Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of President

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1 – Section 1350 Certification of President

Exhibit 32.2 – Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K: None

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 25, 2004	GOLDEN CHIEF RESOURCES, INC. /s/ JAMES W. LANDRUM By: James W. Landrum, President /s/ M. H. MCILVAIN By: M. H. McIlvain, Executive Vice President Chief Financial Officer