Form 10QSB
period 2003-06-30
GOLDEN CHIEF RESOURCES INC
filed 2004-06-25
CIK 752391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
         Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-12809

   GOLDEN CHIEF RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

State of Kansas	48-0846635
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. Number)

   1711 E. Frankford, Suite 104, Carrollton, Texas 75006
(Address of principal executive offices)

   (214) 731-8844
(Issuer's telephone number, including area code)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 72,078,699 shares of common stock, No Par Value, outstanding as of June 30, 2003.

Transitional Small Business Disclosure Format (check one); Yes [   ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Chief Resources Inc.
(A Development Stage Enterprise)

Balance Sheet
As of June 30, 2003
(Unaudited)

A S S E T S
Current Assets:
Cash	$--

Total Current Assets	--

Total Assets	$--

L I A B I L I T I E S and S T O C K H O L D E R S' D E F I C I T
Current Liabilities
Accounts Payable	31,284
Accrued Expenses - Related Party	60,797

Total Current Liabilities	92,081
Stockholders' Deficit
Common Stock,	3,567,292
no par value
authorized 500,000,000 shares; 72,078,699
issued and outstanding
Additional Paid-In Capital	15,000
Accumulated Deficit	(994,640)
Deficit accumulated during the development stage	(2,679,733)

Total Stockholders' Deficit	(92,081)
Total Liabilities and Stockholders' Deficit	$--

Golden Chief Resources Inc.
(A Development Stage Enterprise)

Statement of Operations
For Three and Nine Months Ended June 30, 2003 and 2002
(Unaudited)

	Cumulative During the Development	Three Months		Nine Months
	Stage	2003	2002	2003	2002
Revenue
Oil and gas	$205,395	$--	$8,538	$--	$35,213
Other income	--	--	--	--

Total Revenue	205,395	--	8,538	--	35,213
Cost of Revenues
Lease operating expenses	223,417	--	14,320	--	68,461
Depletion	29,254	--	1,354	--	6,913

Total Cost of Revenues	252,671	--	15,674	--	75,374
Gross Profit	(47,276)	--	(7,136)	--	(40,161)

Operating Expenses
Personnel costs	813,482	--	--	--	132,500
Consulting fees	913,200	--	--	--	903,200
Professional fees	581,887	--	181,750	--	290,830
Public relations	183,140	--	13,140	--	108,140
Travel	86,215	244	2,266	3,168	19,521
Rent	16,290	--	--	--	1,800
Other	93,671	112	2,819	1,727	14,679

Total Operating Expenses	2,687,885	356	199,975	4,895	1,470,670

Income from Operations	(2,735,161)	(356)	(207,111)	(4,895)	(1,510,831)
Other Income/(Expenses)	--
Gain/(loss) on sale of investments	41,331	--	--	--	--
Unrealized gain on investments	13,468	--	--	--	--
Interest income	631	--	--	--	--

Income before income taxes	(2,679,731)	(356)	(207,111)	(4,895)	(1,510,831)
Income taxes	--	--	--	--	--

Net Income	$(2,679,731	(356)	(207,111)	(4,895)	(1,510,831)

Earnings per Share	$(0.08)	$(0.00)	(0.00)	(0.00)	(0.04)

Weighted Average Shares Outstanding	31,660,242	68,745,366	49,012,032	67,634,255	39,425,143

Golden Chief Resources Inc.
(A Development Stage Enterprise)

Statement of Changes in Stockholders' Deficit
From the Period August 1998 to June 30, 2003
(Unaudited)

		Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Accumulated Deficit	Total Stockholders' Deficit
Balance October 1, 1996		3,221,715	$994,640	$ --	$ --	$(994,640)	$--

Net loss		--	--		--	--	--

Balance September 30, 1997		3,221,715	994,640	--	--	(994,640)	--

Stock issued for services and expenses	9/98	1,594,100	1,594	--			1,594

Net loss		--	--	--	(1,594)	--	(1,594)

Balance September 30, 1998		4,815,815	996,234	--	(1,594)	(994,640)	--

Shares issued for:
Expenses	10/98	568,892	2,477				2,477
Marketable securities	12/98	721,932	7,219				7,219
Cash	01/99	33,000	3,300				3,300
Marketable securities	02/99	89,460	8,946				8,946
Consulting	03/99	50,000	10,000				10,000
Cash	04/99	20,000	2,000				2,000
Expenses	04/99	20,000	4,000				4,000
Cash	07/99	45,000	9,000				9,000
Marketable securities	07/99	137,500	27,500				27,500
Net loss					(74,342)		(74,342)

Balance September 30, 1999		6,501,599	1,070,676	--	(75,936)	(994,640	100

Shares issued for:
Oil and gas properties	10/99	9,750,000
Cash	10/99	25,000	25,000				25,000
Cash	11/99	5,000	5,000				5,000
Cash and subscription	12/99	10,000	10,000				10,000
Cash	01/00	5,100	5,100				5,100
Cash	02/00	26,000	26,000				26,000
Cash	03/00	14,500	14,500				14,500
Cash	06/00	27,000	27,000				27,000
Public relations services	06/00	50,000	50,000				50,000
Professional services	07/00	150,000	135,000				135,000
Cash	08/00	10,000	10,000				10,000
Nonmarketable securities	09/00	400,000	20,000				20,000
					(455,230)		(455,230)

Balance September 30, 2000		16,974,199	1,398,276		(531,166)	(994,640	(127,530)

Shares issued for:
Oil and gas properties	10/00	4,924,500	92,956				92,956
Professional services	10/00	200,000	65,000				65,000
Options granted	03/01			15,000			15,000
Oil and gas properties	04/01	5,380,000					--
Professional services	04/01	400,000	40,000				40,000
Net loss					(573,166)		(573,166)

Balance September 30, 2001		27,878,699	1,596,232	15,000	1,104,332	(994,640	(487,740)

Shares issued for:
Consulting services	12/01	3,500,000	245,000				245,000
Legal services	12/01	1,000,000	70,000				70,000
Consulting services	01/02	2,900,000	225,000				225,000
Legal services	01/02	200,000	28,000				28,000
Consulting services	02/02	6,000,000	420,000				420,000
Consulting services	03/02	1,200,000	108,000				108,000
Legal services	04/02	4,000,000	80,000				80,000
Reverse asset acquisition	05/02	(400,000)	(20,000)				(20,000)
Legal services	05/02	2,000,000	40,000				40,000
Professional services	06/02	800,000	12,000				12,000
Legal services	06/02	3,000,000	60,000				60,000
Director and officer compensation	09/02	15,000,000	698,060				698,060
Net loss					(1,561,838)		(1,561,838)

Balance September 30, 2002		67,078,699	3,562,292	15,000	(2,666,170)	(994,640	(83,518)

Net loss for the period					(2,917)		(2,917)

Balance December 31, 2002		67,078,699	3,562,292	15,000	(2,669,087)	(994,640	(86,435)

Net loss for the period					(1,622)		(1,622)

Balance March 31, 2003		67,078,699	3,562,292	15,000	(2,670,709)	(994,640	(88,057)

Shares issued for:
Reduce accounts payable	6/03	5,000,000	5,000

Net loss for the period					(356)		(356)

Balance June 30, 2003		72,078,699	3,567,292	15,000	(2,671,065)	(994,640	(88,413)

Golden Chief Resources Inc.
(A Development Stage Enterprise)

Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30		Cumulative During the Development
Cash Flows from Operating Activities:	2003	2002	Stage
Net (Loss)	$(4,895)	$(1,510,831)	$(2,671,064)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion	--	6,913	29,255
Amortization of prepaid expenses	--	--	126,250
Gain on sale of marketable securities	--	--	(41,331)
Gain on disposal of assets	--	--	(22,135)
Stock Issued for Services	--	1,288,000	1,583,221
Change in assets and liabilities:
Decrease(increase) in:
Accounts receivable	--	13,052	(9,700)
Increase(Decrease) in:
Accounts Payable	(231)	121,344	277,994
Accrued expenses	--	131,834	699,571

Net Cash Used in Operating Activities	(5,126)	50,312	(27,939)

Cash Flows from Investing Activities:

Purchase oil and gas properties	--	--	(174,400)
Proceeds from sale of securities	--	--	96,027
Purchase of marketable securities	--	--	(11,031)

Net Cash Provided from Investing Activities	--	--	(89,404)

Cash Flows from Financing Activities:

Proceeds of stock sales	5,000	--	141,900
Proceeds of short term debt	--	--	10,000
Repayment from short term notes	--	--	(10,000)
Repayment of net profits interest payable	--	--	(24,557)

Net Cash Used In Financing Activities	5,000	--	117,343

Net Increase (Decrease) in Cash	(126)	(293)	--

Cash -Beginning of year	126	142	--

Cash -End of year	$--	$(151)	$--

Supplementary Disclosure:
Cash Paid for Interest	$--	$--	$--
Cash Paid for Taxes	--	--	--

Non-cash transactions:
Shares Issued for Services
Various expenses	--	--	3,771
Consulting	--	998,000	16,008,300
Professional services	--	290,000	449,000
Marketable securities	--	--	43,665
Prepaid professional services	--	--	135,000
Prepaid public relations services	--	--	37,500
Non-Marketable securities	--	--	20,000
Value of options granted as compensation	--	--	15,000
Fixed assets acquired with:
Oil and gas properties	--	--	92,956
Net profits interest payable assumed in purchase	--	--	99,000

Golden Chief Resources Inc.
(A Development Stage Enterprise)

Notes to Financial Statements
Three and Nine Months Ended June 30, 2003 and 2002

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

NOTE 2: MARKETABLE SECURITIES

No marketable securities were held at June 30, 2003 or 2002.

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

NOTE 4: STOCK TRANSACTIONS

In June 2003 the Company issued 5,000,000 shares to Jereta Sykes of Wichita, Kansas for the input of $5,000 which was used to reduce the account payable to the Company’s Executive Vice President.

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

During the quarter ended June 30, 2001 the Company continued to develop sources for outside financing, and also continued to review and evaluate possible acquisitions. The Company reviewed several possible acquisitions, some of which would require capital infusions along with issuance of the Company’s common stock to complete the transaction. While no transactions were entered into, management is confident that with the heightened activity in the energy industry certain transactions can be completed when adequate financing is available.

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

During the year ago quarter the Company’s capital resources were extremely limited. Company management expected that the one for ten reverse split of the Company’s common stock would result in improved marketability of the stock which could allow for the Company to make limited private placements to bring in capital for acquisitions and operations. To date only limited success has been evident, but management continues to seek effective results in this area.

Revenues and Expenses:

The Company reported revenues of $356 during the current quarter.

The Company reported revenues of $8,538 during the quarter ended June 30, 2002, most of which arose from the JFS property. The expenses incurred reflect the increased activity of the period relative to the inactivity of the year earlier quarter and the Company’s efforts to resume trading of the common stock.

The Company reported a loss of $207,111 for the three months ended June 30, 2002 as compared to a net loss of $187,824 for the previous year’s quarter. The Company reported a loss of $1,510,831 for the nine months ending June 30, 2002 as compared to a loss of $463,512 for the same period a year ago. These results also are reflective of the increased level of activity.

During the current the quarter the Company issued certain shares of the Company’s common stock, which are discussed more fully in Note 2 to the financial statements.

In April 2001, the Company issued 3,000,000 common shares valued at $30,000 to its new management consultant. This issuance represents the stock portion of the fee to be paid to the consultant for the first six months of services. The remaining $30,000 is to be paid in cash.

On March 5, 2001 the Company acquired a three and three quarters percent (3.75%) working interest in the Kingsridge Field located in Lafourche Parish, Louisiana effective April 1, 2001. The Company acquired the interest from Red River Properties, Inc., a major stockholder of the Company in exchange for the issuance of 53,800,000 shares of the Company’s common stock to Red River Properties, Inc. The Kingsridge Field was returned to production early in the year 2000, and currently produces approximately 200 barrels of oil per day along with associated natural gas. While the Company’s interest is small it does provide an additional revenue source for the Company’s operations. The property is operated by Alpine Exploration Companies of Dallas, Texas an unrelated third-party.

No filings were made during the quarter on Form 8K.

Disclosure Regarding Forward-Looking Statements:

Where this Form 10-QSB includes “forward-looking” statements within the meaning of Section 27A and Section 21E of the Securities Act, the Company desires to take advantage of the “safe harbor” provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-QSB reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. These risks include, but are not limited to, economic conditions within the industry, changing prices for gas and oil, competition for leases, world-wide inventory levels, accidents, and environmental regulations. In this Form 10-QSB, the words “anticipates,” “believes, “expects,” “intends,” “future” and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

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

Date: June 25, 2004 Date: June 25, 2004	GOLDEN CHIEF RESOURCES, INC. /s/ JAMES W. LANDRUM James W. Landrum, President /s/ M. H. MCILVAIN M. H. McIlvain, Executive Vice President and Chief Financial Officer