Form 10KSB
period 2003-09-30
GOLDEN CHIEF RESOURCES INC
filed 2004-07-27
CIK 752391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

Annual Report Under Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2003

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
Yes  [X]    No   [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year $0.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2003, was $206,345. The number of shares outstanding of the registrant’s common stock on September 30, 2003, was 72,078,710 shares. On July 25, 2004, the Company had 127,578,710 shares outstanding.

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

Item 2. Description of Property

As of September 30, 2003, the Company had minimal assets.

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

Item 3. Legal Proceedings

As of July 25, 2004 there were no legal proceedings to which the Company was a party, and no litigation is known to be pending.

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

	Closing Bid		Closing Ask
Quarter ended	High	Low	High	Low
December 31, 2000	$.08	$.01	$.15	$.05
March 31, 2001	$.02	$.00	$.03	$.015
June 30, 2001	$0.07	$0.01	$0.04	$0.15
September 30, 2001	$0.02	$0.00	$0.02	$0.006

As of July 25, 2004, certain options have been granted to officers and key personnel as follows: 250,000 shares at an exercise price of $0.10 per share with expiration period of December 31, 2005; and 50,000 shares at an exercise price of $0.20 per share with expiration period of December 31, 2004. The preceding numbers of shares have been adjusted for the 1 for ten reverse split effected December 17, 2001

(b) Holders

As of July 25, 2004, there were approximately 250 stockholders of record of the Company’s common stock. Additional stockholders hold stock in street names; the number of street name holders is not available to the Company.

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

During the current fiscal year the Company had no operations and incurred only minimal costs and expenses. In the previous fiscal year the Company received oil and gas revenues of $35,213 and incurred lease operating expenses of $68,461 and depletion of $6,913 which resulted in a gross loss of $(40,161). The decreased revenues and expenses relative to the previous year are due to the Company’s decision to exit from the properties previously held.

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

Subsequent Events

Late in December of 2003 the Company entered into an agreement with representatives of International Royalty and Oil Co. (IROC) of Cisco, Texas in which IROC will provide funding for bringing the Company’s SEC filings up to date, and provide a certain amount of working capital to further the Company’s options in moving forward.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In early 2004 the Company engaged Clyde Bailey, CPA to prepare the audit of the Company’s financial statements for the fiscal year ending September 30, 2002 and 2003. The Company has had no disagreements on accounting and financial disclosure with its auditor or the previous auditor.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Each of the officers and directors hold office for one year terms. None of the officers or directors have been involved in any material legal proceedings. The following are the officers and directors of the Company as of September 30, 2003:

Name	Age	Position	Director Since
James W. Landrum	54	President and Director	1999
Michael H. McIlvain	57	Vice President and Director	1999
Richard M. Hewitt	66	Secretary and Director	1999

Management.

James W. Landrum, age 54, Terrell, Texas is President and a director. Mr. Landrum is a business administration graduate of the University of Texas at Arlington. He has twenty years of experience in the oil and gas industry with Lanco Energy and for his own account. Between 1995 and 1998, he was President of Esco Elevators, Inc., an elevator manufacturing company, and Megalith Corp., a public company, both of Fort Worth, Texas. Megalith owned Esco Elevators as a wholly-owned subsidiary.

Michael H. McIlvain, age 57, Tulsa, Oklahoma is Executive Vice-President and a director of the Company. Mr. McIlvain holds BS and MBA degrees from the University of Kansas. He has more than 20 years of experience in the oil and gas business, mainly with Clinton Oil Co., Wichita, Kansas, and Rickelson Oil and Gas Company, Tulsa, Oklahoma. Between 1994 and 1997, he was executive vice president of BeneFund, Inc., a publicly held telecommunications company based in Tulsa.

Richard M. Hewitt, age 66, Trophy Club, Texas is Secretary and a director. Mr. Hewitt is a graduate of Grinnell College and Southern Methodist University School of Law and has been a licensed attorney in Texas since 1963. Between 1964 and 1979, he was employed by the U.S. Securities and Exchange Commission in Fort Worth, Texas. Mr. Hewitt has been in private practice in the Dallas, Texas area since 1981 and has been a sole practitioner since 1992.

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

Ownership at September 30, 2003

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned	Percent of Class	Notes
Common Stock No Par Value Common Stock No Par Value Common Stock No Par Value Common Stock No Par Value Common Stock No Par Value	James W. Landrum
406 Griffith Avenue
Terrell, TX 75160

M. H. McIlvain
3114 E. 83rd Street
Tulsa, OK 74137

Richard M. Hewitt
202 Fresh Meadow Drive
Trophy Club, TX 72626

Red River Properties,Inc.
406 Griffith Avenue
Terrell, TX 75160

Jereta M. Sykes

All directors and officers
	as a group (3 persons)	22,014,500 7,300,000 5,247,000 20,014,500 5,185,000 34,561,500	30.54% 10.13% 7.28% 28.32% 7.19% 47.95%	See 1 below. See 2 below. See 3 below. See 1 below. See 5 below.

There are no family relationships between the officers and directors.

1.	Of Mr. Landrum’s shares 20,814,500 shares are held by Red River Properties, Inc. of which he is the President; 400,000 shares held by the 4 L-J Trust of which he is a Trustee; 400,000 shares held by the 4 L-K Trust of which he is a Trustee; 400,000 shares held by the 4 L-L Trust of which he is a Trustee; and 400,000 shares held by the 4 L-W Trust of which he is a Trustee.

2.	Of Mr. McIlvain’s shares 400,000 are held by Elizabeth L. McIlvain, his wife; 100,000 held by Elizabeth L. McIlvain as custodian for a minor child; and the remaining 6,400,000 shares are held directly.

3.	Mr. Hewitt’s shares are held as joint tenant with his wife Karen C. Hewitt

4.	The directors include James W. Landrum, M. H. McIlvain, and Richard M. Hewitt. 5. Mrs. Sykes acquired 5,000,000 shares in June of 2003 directly from the Company

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

Date: July 27, 2004	GOLDEN CHIEF RESOURCES, INC.

 /s/ JAMES W. LANDRUM
   By: James W. Landrum, President,
   Chief Executive Officer,

 /s/ MICHAEL H. MCILVAIN
   By: Michael H. McIlvain
   Executive vice President and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAMES W. LANDRUM	President & Director	July 27, 2004
James W. Landrum
/s/ MICHAEL H. MCILVAIN	Executive Vice President	July 27, 2004
Michael H. McIlvain	& Director
/s/ RICHARD M. HEWITT	Secretary & Director	July 27, 2004
Richard M. Hewitt

GOLDEN CHIEF
RESOURCES, INC.

FINANCIAL STATEMENTS

For the Years Ended
September 30, 2003 and 2002

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Golden Chief Resources Inc.
Dallas, Texas

We have audited the accompanying balance sheet of Golden Chief Resources Inc., a development stage enterprise, as of September 30 2003 and the related statements of income and expenses, statement of changes in stockholders’ equity, and the statements of cash flows for the years ended September 30, 2003 and 2002, and from restart of the development period in 1998 to September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and the results of its operations for the years ended September 30, 2003 and 2002 and from restart of the development period in 1998 to September 30, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. This is further explained in the notes to financial statements.

Clyde Bailey, P.C.
Certified Public Accountant

San Antonio, Texas
July 15, 2004

Golden Chief Resources Inc.
(A Development Stage Enterprise)
Balance Sheet
As of September 30, 2003

A S S E T S
Current Assets:
Cash	$-

Total Current Assets	--
Total Assets	$-

L I A B I L I T I E S and S T O C K H O L D E R S' D E F I C I T
Current Liabilities
Accounts Payable	31,284
Accrued Expenses - Related Party	60,796

Total Current Liabilities	92,080
Stockholders' Deficit
Common Stock,	3,567,292
no par value
authorized 500,000,000 shares;	72,078,710
issued and outstanding
Additional Paid-In Capital	15,000
Accumulated Deficit	(994,640)
Deficit accumulated during the development stage	(2,679,732)

Total Stockholders' Deficit	(92,080)
Total Liabilities and Stockholders' Deficit	$-

Golden Chief Resources Inc.

The accompanying notes are an integral part of these financial statements

Golden Chief Resources Inc.
(A Development Stage Enterprise)
Statement of Operations
For the Twelve Months Ended
September 30

	2003	2002	Stage
Revenues:
Oil & Gas	$--	$35,213	$205,395
Costs of Revenues:
Lease Operating Expenses	$--	$68,461	$223,417
Depletion	--	6,913	29,254

Gross Profit (Loss)	--	(40,161)	(47,276)
Operating Expenses:
Director and officer compensation	--	205,000	813,482
Consulting fees	--	903,200	913,200
Professional fees	--	290,830	581,887
Public Relations	--	108,140	183,140
Rent	--	1,800	16,290
Travel	--	19,521	83,047
Other expense	4,895	15,321	96,839

	4,895	1,543,812	2,687,885
Operating Loss	(4,895)	(1,583,973)	(2,735,161)
Other Income (Expense):
Gain on sale of marketable securities	--	--	41,331
Gain on disposal of assets	--	13,468	13,468
Interest income	--	--	631

Loss from Continuing Operations	(4,895)	(1,570,505)	(2,679,731)

Income Taxes	--	--	--
Net Loss	$(4,895)	$(1,570,505)	$(2,679,731)

Basic loss per share	$(0.00)	$(0.04)	$(0.11)

Weighted average shares outstanding	39,423,143	39,423,143	25,369,424

The accompanying notes are an integral part of these financial statements

Golden Chief Resources Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit
From the Period August 1998 to September 30, 2003

		Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Accumulated Deficit	Total Stockholders' Deficit
Balance October 1, 1996		3,221,715	$994,640	$--	$--	$(994,640)	$--
Net loss		--	--		--	--

Balance September 30, 1997		3,221,715	994,640	--	--	(994,640)	--
Stock issued for services and expenses	9/98	1,594,100	1,594	--			1,594
Net loss		--	--	--	(1,594)	--	(1,594)

Balance September 30, 1998		4,815,815	996,234	--	(1,594)	(994,640)	--
Shares issued for:
Expenses	10/98	568,892	2,477				2,477
Marketable securities	12/98	721,932	7,219				7,219
Cash	01/99	33,000	3,300				3,300
Marketable securities	02/99	89,460	8,946				8,946
Consulting	03/99	50,000	10,000				10,000
Cash	04/99	20,000	2,000				2,000
Expenses	04/99	20,000	4,000				4,000
Cash	07/99	45,000	9,000				9,000
Marketable securities	07/99	137,500	27,500				27,500
Net loss					(74,342)		(74,342)

Balance September 30, 1999		6,501,599	1,070,676	--	(75,936)	(994,640)	100
Shares issued for:
Oil and gas properties	10/99	9,750,000
Cash	10/99	25,000	25,000				25,000
Cash	11/99	5,000	5,000				5,000
Cash and subscription	12/99	10,000	10,000				10,000
Cash	01/00	5,100	5,100				5,100
Cash	02/00	26,000	26,000				26,000
Cash	03/00	14,500	14,500				14,500
Cash	06/00	27,000	27,000				27,000
Public relations services	06/00	50,000	50,000				50,000
Professional services	07/00	150,000	135,000				135,000

The accompanying notes are an integral part of these financial statements

Cash	08/00	10,000	10,000				10,000
Nonmarketable securities	09/00	400,000	20,000				20,000
Net loss					(455,230)		(455,230)

Balance September 30, 2000		16,974,199	1,398,276		(531,166)	(994,640)	(127,530)
Shares issued for:
Oil and gas properties	10/00	4,924,500	92,956				92,956
Professional services	10/00	200,000	65,000				65,000
Options granted	03/01			15,000			15,000
Oil and gas properties	04/01	5,380,000					--
Professional services	04/01	400,000	40,000				40,000
Net loss					(573,166)		(573,166)

Balance September 30, 2001		27,878,699	1,596,232	15,000	(1,104,332)	(994,640)	(487,740)
Shares issued for:
Consulting services	12/01	3,500,000	245,000				245,000
Legal services	12/01	1,000,000	70,000				70,000
Consulting services	01/02	2,900,000	225,000				225,000
Legal services	01/02	200,000	28,000				28,000
Consulting services	02/02	6,000,000	420,000				420,000
Consulting services	03/02	1,200,000	108,000				108,000
Legal services	04/02	4,000,000	80,000				80,000
Reverse asset acquisition	05/02	(400,000)	(20,000)				(20,000)
Legal services	05/02	2,000,000	40,000				40,000
Professional services	06/02	800,000	12,000				12,000
Legal services	06/02	3,000,000	60,000				60,000
Director and officer compensation	09/02	15,000,000	698,060				698,060
Net loss					(1,570,505)		(1,570,505)

Balance September 30, 2002		67,078,699	3,562,292	15,000	(2,674,837)	(994,640)	(92,185)
Rounding		11
Stock Issued	05/03	5,000,000	5,000				5,000
Net loss					(4,895)		(4,895)

Balance September 30, 2003		72,078,710	3,567,292	15,000	(2,679,732)	(994,640)	(92,080)

The accompanying notes are an integral part of these financial statements

Golden Chief Resources Inc.
(A Development Stage Enterprise)
Statement of Cash Flows

	For the Twelve Months Ended September 30		During the Development
Cash Flows from Operating Activities:	2002	2001	Stage
Net Loss	$(4,895)	$(1,570,505)	$(2,679,731)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion	--	6,913	29,255
Amortization of prepaid expenses	--	--	126,250
Gain on sale of marketable securities	--	--	(41,331)
Gain on disposal of assets	--	--	(13,468)
Stock Issued for Services	--	1,360,500	1,583,221
Change in assets and liabilities:
Decrease(increase) in:
Accounts receivable	--	13,052	(9,700)
Increase(Decrease) in:
Accounts Payable	(231)	193,048	277,994
Accrued expenses	--	61,027	699,571

Net Cash( Used in) Provided from Operating Activities	(5,126)	64,035	(27,939)
Cash Flows from Investing Activities:
Purchase oil and gas properties	--	(50,584)	(174,400)
Proceeds from sale of securities	--	--	96,027
Purchase of marketable securities	--	--	(11,031)

Net Cash Used In Investing Activities	--	(50,584)	(89,404)
Cash Flows from Financing Activities:
Proceeds of stock sales	5,000	--	141,900
Proceeds of short term debt	--	--	10,000
Repayment from short term notes	--	--	(10,000)
Repayment of net profits interest payable	--	--	(24,557)

Net Cash Provided From Financing Activities	5,000	--	117,343
Net Increase (Decrease) in Cash	(126)	13,451	--
Cash -Beginning of year	126	5,156	--

Cash -End of year	$--	$142	$--

The accompanying notes are an integral part of these financial statements

Supplementary Disclosure:
Cash Paid for Interest	$--	$--	$--
Cash Paid for Taxes
Non-cash transactions:
Shares Issued for Services
Various expenses	--	3,771	3,771
Consulting	--	16,008,300	--
Professional services	--	344,000	344,000
Marketable securities	--	43,665	43,665
Prepaid professional services	--	135,000	135,000
Prepaid public relations services	--	37,500	37,500
Non-Marketable securities	--	20,000	20,000
Value of options granted as compensation	--	--	15,000
Fixed assets acquired with:
Oil and gas properties	--	92,956	92,956
Net profits interest payable assumed in	--	99,000	99,000
purchase

The accompanying notes are an integral part of these financial statements

Golden Chief Resources, Inc.
(A Development Stage Enterprise)

Notes to Financial Statements
September 30, 2003

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LONG-LIVED ASSETS

Long-lived assets consist primarily of property and equipment, excess of cost over net assets of acquired businesses, and other intangible assets. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long- lived asset is reduced to its estimated fair value, less any costs associated with any final settlement. As of September 30, 2003, there was no impairment of the Company’s long-lived assets.

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

The Company’s differences arise principally from the difference in the way oil and gas assets are deducted and from the deductibility of accrued salaries for financial statement and income tax purposes.

EARNINGS PER SHARE

Accounting rules provide for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per common share excludes dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings of the entity on an “as if” converted basis. This is done by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potential dilutive securities. The Company had no dilutive securities during 2003 or 2002.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows. The Company had no cash equivalents at September 30, 2003.

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

LEASE

The Company leases its office space under a month-to-month lease. Rent expense totaled $1,800 for the year ended September 30, 2002.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement further clarifies accounting for derivative instruments. The company believes the adoption of this Statement will have no material impact on its financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of SFAS 150 will have a material impact on our consolidated financial statements.

NOTE 2: OIL AND GAS PROPERTIES

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

NOTE 3: STOCK TRANSACTIONS

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

At September 30, 2003 and 2002, the Company has reserved 2,500,000 and 5,500,000 shares, respectively, of its authorized but unissued common stock for possible future issuance in connection with the potential exercise of stock options.

NOTE 4: STOCK OPTIONS

At September 30, 2003, the Company had outstanding options for the purchase of its common stock as presented below. These options are related to employment agreements and services rendered to the Company.

Exercise Price	Exercise Period	# of Shares
$0.20 per share	Through 12/31/04	50,000
$0.10 per share	Through 12/31/05	200,000

Total		250,000

Changes in outstanding options during the year were as follows:

Options outstanding at September 30, 2002	250,000
Cancelled	-0-
Expirations	-0-
Grants	-0-

Options outstanding at September 30, 2003	250,000

NOTE 5: INCOME TAXES

There is no provision for income tax expense or benefit in 2003 or 2002. This is due to the fact there is no current foreseeable taxable income against which to offset these losses. Net operating losses available for carry-forward are presented in the table below.

Year of Expiration	Amount of Net Operating Loss Carry Forward
2018	$1,541
2019	69,401
2020	261,503
2021	309,836
2022	1,570,505
2023	4,895

Total	$2,217,681

Income tax expense consists of the following at September 30, 2003 and 2002:

	2003	2002
Current federal income taxes	$ --	$ --
Current state income taxes	--	--
Current income tax expense	--	--
Deferred tax expense	--	--

The following table presents a reconciliation of income tax calculated at the statutory Federal rate to the Company’s income taxes.

	2003	2002
Tax calculated on financial statement net loss	$ (565	$(533,972)
Amortization and deduction of oil and gas
properties	-0-	(2,350)
Nondeductible expenses	-0-	1,253
Deferral of accrued salaries	-0-	-0-
Net operating loss available for carry forward	(565	535,069

Provision for income taxes	$ --	$--

As discussed at Note 1, deferred tax assets and liabilities consist of the following:

2003 2002

Deferred federal tax liability	$-0-	$-0-
Deferred state tax liability	-0-	-0-
Total Deferred Tax Liabilities	$-0-	$-0-
Deferred federal tax asset	925,879	925,314
Deferred state tax asset	122,468	122,468
Less valuation allowance	(1,048,347)	(1,047,782)
Total Deferred Tax Assets	-0-	-0-
Net Deferred Tax Assets and Liabilities	$--	$--

Although the Company has net operating loss carry-forwards as indicated above, it is not foreseeable when or if benefits arising from these losses will be realized. Due to this uncertainty, a valuation allowance has been established to defer recognition of any benefit until it becomes reasonably clear that these benefits will be utilized.

The following temporary differences gave rise to deferred tax assets/(liabilities):

	2003	2002
Accrued salaries and options	$-0-	$508,725
Fixed assets	-0-	(54,760)
Net operating loss carry-forwards	-0-	747,050

NOTE 6: RELATED PARTY TRANSACTIONS

For the year ended September 30, 2002, the oil & gas properties were transferred to the Company’s President in exchange for the liabilities associated with the assets. Stock was issued to the officers in exchange for the accrued salaries and stock options.

NOTE 7: EMPLOYMENT CONTRACTS

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

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended September 30, 2003 and 2002.

	2003	2002
Numerator:
Net income from continuing operations	(4,895)	$(1,570,505)

Denominator:
Basic weighted average shares outstanding	39,423,143	39,423,143
Dilutive options	--	--

Denominator for diluted EPS	39,423,143	39,423,143

Earnings/(loss) per share:
Basic	$ (0.00)	$(0.04)
Diluted	$ (0.00)	(0.00)

NOTE 9: GOING CONCERN

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