Form 10QSB
period 2003-12-31
GOLDEN CHIEF RESOURCES INC
filed 2004-07-29
CIK 752391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

                   (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2003

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

There were 82,078,710 shares of common stock, No Par Value, outstanding as of December 31, 2003.

Transitional Small Business Disclosure Format (check one):   Yes [   ]      No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Chief Resources Inc.
(A Development Stage Enterprise)
Balance Sheet
(Unaudited)

	December 31 2003	September 30 2003
A S S E T S
Current Assets:
Cash	$10,000	$--

Total Current Assets	10,000	$--

Total Assets	$10,000	$--

L I A B I L I T I E S and S T O C K H O L D E R S' D E F I C I T
Current Liabilities
Accounts Payable	31,284	31,284
Accrued Expenses - Related Party	60,796	60,796

Total Current Liabilities	92,080	92,080
Stockholders' Deficit
Common Stock, no par value	3,577,292	3,567,292
authorized 500,000,000 shares;	82,078,710
and 72,078,710 issued and outstanding
Additional Paid-In Capital	15,000	15,000
Accumulated Deficit	(994,640)	(994,640)
Deficit accumulated during the development stage	(2,679,732)	(2,679,732)

Total Stockholders' Deficit	(82,080)	(92,080)
Total Liabilities and Stockholders' Deficit	$10,000	$--

Golden Chief Resources Inc.
(A Development Stage Enterprise)
Statement of Operations
For Three Months Ended December 31, 2003 and 2002
(Unaudited)

	Cumulative During the Development Stage	2003	2002
Revenue
Oil and gas	205,395	$ --	$--
Other income	--		--

Total Revenue	205,395	--	--

Cost of Revenues
Lease operating expenses	223,417	--	--
Depletion	29,254	--	--

Total Cost of Revenues	252,671	--	--

Gross Profit	(47,276)	--	--

Operating Expenses
Personnel costs	813,482	--	--
Consulting fees	913,200	--	--
Professional fees	581,887	--	--
Public relations	183,140	--	--
Travel	83,047	--	1,722
Rent	16,290	--	--
Other	96,839	--	1,195

Total Operating Expensese	2,687,885	--	2,917

Income from Operations	(2,735,161)	--	(2,917)

Other Income/(Expenses)
Gain on sale of marketable securities	41,331	--	--
Gain on disposal of assets	13,468	--	--
Interest income	631	--	--

Loss from continuing operations	(2,679,731)	--	(2,917)

Income taxes	--	--	--

Net Income	(2,679,731)	$ --	(2,917)

Earnings per Share	$(0.08)	$ --	(0.00)

Weighted Average Shares Outstanding	34,074,534	75,412,043	67,078,699

Golden Chief Resources Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit
From the Period August 1998 to December 31, 2003

		Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Accumulated Deficit	Total Stockholders' Deficit
Balance October 1, 1996		3,221,715	$994,640	$--	$--	$(994,640)	$--
Net loss		--	--		--	--

Balance September 30, 1997		3,221,715	994,640	--	--	(994,640)	--
Stock issued for services and expenses	9/98	1,594,100	1,594	--			1,594
Net loss		--	--	--	(1,594)	--	(1,594)

Balance September 30, 1998		4,815,815	996,234	--	(1,594)	(994,640)	--
Shares issued for:
Expenses	10/98	568,892	2,477				2,477
Marketable securities	12/98	721,932	7,219				7,219
Cash	01/99	33,000	3,300				3,300
Marketable securities	02/99	89,460	8,946				8,946
Consulting	03/99	50,000	10,000				10,000
Cash	04/99	20,000	2,000				2,000
Expenses	04/99	20,000	4,000				4,000
Cash	07/99	45,000	9,000				9,000
Marketable securities	07/99	137,500	27,500				27,500
Net loss					(74,342)		(74,342)

Balance September 30, 1999		6,501,599	1,070,676	--	(75,936)	(994,640)	100
Shares issued for:
Oil and gas properties	10/99	9,750,000
Cash	10/99	25,000	25,000				25,000
Cash	11/99	5,000	5,000				5,000
Cash and subscription	12/99	10,000	10,000				10,000
Cash	01/00	5,100	5,100				5,100
Cash	02/00	26,000	26,000				26,000
Cash	03/00	14,500	14,500				14,500
Cash	06/00	27,000	27,000				27,000
Public relations services	06/00	50,000	50,000				50,000
Professional services	07/00	150,000	135,000				135,000

Continued:

Cash	08/00	10,000	10,000				10,000
Nonmarketable securities	09/00	400,000	20,000				20,000
Net loss					(455,230)		(455,230)

Balance September 30, 2000		16,974,199	1,398,276		(531,166)	(994,640)	(127,530)
Shares issued for:
Oil and gas properties	10/00	4,924,500	92,956				92,956
Professional services	10/00	200,000	65,000				65,000
Options granted	03/01			15,000			15,000
Oil and gas properties	04/01	5,380,000					--
Professional services	04/01	400,000	40,000				40,000
Net loss					(573,166)		(573,166)

Balance September 30, 2001		27,878,699	1,596,232	15,000	(1,104,332)	(994,640)	(487,740)
Shares issued for:
Consulting services	12/01	3,500,000	245,000				245,000
Legal services	12/01	1,000,000	70,000				70,000
Consulting services	01/02	2,900,000	225,000				225,000
Legal services	01/02	200,000	28,000				28,000
Consulting services	02/02	6,000,000	420,000				420,000
Consulting services	03/02	1,200,000	108,000				108,000
Legal services	04/02	4,000,000	80,000				80,000
Reverse asset acquisition	05/02	(400,000)	(20,000)				(20,000)
Legal services	05/02	2,000,000	40,000				40,000
Professional services	06/02	800,000	12,000				12,000
Legal services	06/02	3,000,000	60,000				60,000
Director and officer compensation	09/02	15,000,000	698,060				698,060
Net loss					(1,570,505)		(1,570,505)

Balance September 30, 2002		67,078,699	3,562,292	15,000	(2,674,837)	(994,640)	(92,185)
Rounding		11
Stock Issued	05/03	5,000,000	5,000				5,000
Net loss					(4,895)		(4,895)

Balance September 30, 2003		72,078,710	3,567,292	15,000	(2,679,732)	(994,640)	(92,080)
Shares issued for:
Cash		10,000,000	10,000				10,000
Net loss

Balance December 31, 2003		82,078,710	3,577,292	15,000	(2,679,732)	(994,640)	(82,080)

Golden Chief Resources Inc.
(A Development Stage Enterprise)
Statement of Cash Flows
(Unaudited)

	For the Three Months Ended December 31		Cumulative During the Development
Cash Flows from Operating Activities:	2003	2002	Stage
Net (Loss)	$--	$(2,917)	$(2,679,731)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion	--	--	29,255
Amortization of prepaid expenses	--	--	126,250
Gain on sale of marketable securities	--	--	(41,331)
Gain on disposal of assets	--	--	(13,468)
Stock Issued for Services	--	--	1,583,221
Change in assets and liabilities:
Decrease(increase) in:
Accounts receivable	--	--	(9,700)
Increase(Decrease) in:
Accounts Payable	--	2,243	277,994
Accrued expenses	--	--	699,571

Net Cash Used in Operating Activities	--	(674)	(27,939)

Cash Flows from Investing Activities:

Purchase oil and gas properties	--	--	(174,400)
Proceeds from sale of securities	--	--	96,027
Purchase of marketable securities	--	--	(11,031)

Net Cash Provided from Investing Activities	--	--	(89,404)

Cash Flows from Financing Activities:

Proceeds of stock sales	10,000	--	141,900
Proceeds of short term debt	--	--	10,000
Repayment from short term notes	--	--	(10,000)
Repayment of net profits interest payable	--	--	(24,557)

Net Cash Provided by Financing Activities	10,000	--	117,343

Net Increase (Decrease) in Cash	10,000	(674)	--

Cash -Beginning of year	--	126	--

Cash -End of year	$10,000	$142	$10,000

Supplementary Disclosure:
Cash Paid for Interest	$--	$--	$--
Cash Paid for Taxes

Non-cash transactions:
Shares Issued for Services
Various expenses	--	--	3,771
Consulting	--	245,000	16,008,300
Professional services	--	70,000	449,000
Marketable securities	--	--	43,665
Prepaid professional services	--	--	135,000
Prepaid public relations services	--	--	37,500
Non-Marketable securities	--	--	20,000
Value of options granted as compensation	--	--	15,000
Fixed assets acquired with:
Oil and gas properties	--	--	92,956
Net profits interest payable assumed in	--	--	99,000
purchase

Chief Resources, Inc.
(A Development Stage Enterprise)

Notes to Financial Statements
Three Months Ended December 31, 2003 and 2002

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

The consolidated unaudited interim financial statements of the Company as of December 31, 2003 and for the three months ended December 31, 2003, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at December 31, 2003, and the results of their operations for the three months ended December 31, 2003, the period from remerging as a development stage enterprise (1986) to September 30, 2003, and the period from emerging as a development stage enterprise (1986) to December 31, 2003, and their cash flows for the same periods.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of September 30, 2003 and related notes included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows. The Company had no cash equivalents at December 31, 2003.

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

NOTE 3: STOCK TRANSACTIONS

During the quarter ended December 31, 2003 the Company arranged for the sale of 10,000,000 shares of the Company’s common stock for $10,000 with such funds to be used in reducing payables and securing the audits to bring the Company’s SEC filings up to date.

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

Year of Expiration	Amount of Net Operating Loss Carry Forward
2018	$1,541
2019	69,401
2020	261,503
2021	309,836
2022	1,570,505
2023	4,895

Total	$2,217,681

Income tax expense consists of the following at September 30, 2003 and 2002:

	2003	2002
Current federal income taxes	$ --	$ --
Current state income taxes	--	--
Current income tax expense	--	--
Deferred tax expense	--	--

The following table presents a reconciliation of income tax calculated at the statutory Federal rate to the Company’s income taxes.

	2003	2002
Tax calculated on financial statement net loss	$ (565)	$(533,972)
Amortization and deduction of oil and gas
properties	-0-	(2,350)
Nondeductible expenses	-0-	1,253
Deferral of accrued salaries	-0-	-0-
Net operating loss available for carry forward	(565)	535,069

Provision for income taxes	$ --	$--

As discussed at Note 1, deferred tax assets and liabilities consist of the following:

	2003	2002
Deferred federal tax liability	-0-	-0-
Deferred state tax liability	-0-	-0-

Total Deferred Tax Liabilities	-0-	-0-

Deferred federal tax asset	925,879	925,314
Deferred state tax asset	122,468	122,468
Less valuation allowance	(1,048,347)	(1,047,782)

Total Deferred Tax Assets	-0-	-0-

Net Deferred Tax Assets and Liabilities	--	--

Although the Company has net operating loss carry-forwards as indicated above, it is not foreseeable when or if benefits arising from these losses will be realized. Due to this uncertainty, a valuation allowance has been established to defer recognition of any benefit until it becomes reasonably clear that these benefits will be utilized.

The following temporary differences gave rise to deferred tax assets/(liabilities):

	2003	2002
Accrued salaries and options	-0-	508,725
Fixed assets	-0-	(54,760)
Net operating loss carry-forwards	-0-	747,050

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

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended September 30, 2003 and 2002.

	2003	2002
Numerator:
Net income from continuing operations	(4,895)	(1,570,505)

Denominator:
Basic weighted average shares outstanding	39,423,143	39,423,143
Dilutive options	--	--

Denominator for diluted EPS	39,423,143	39,423,143

Earnings/(loss) per share:
Basic	(0.00)	(0.04)
Diluted	(0.00)	(0.00)

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

In order for the Company to proceed an input of capital and or assets must be forthcoming. Management is actively seeking both, and secured the input of $10,000 from an investor to provide cash to reduce payables and secure the audits necessary to bring the Company’s SEC filings to date.

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

Liquidity and Capital Resources:

During the current quarter the Company’s capital resources were extremely limited, but the Company expects to begin to proceed with bringing the Company’s SEC reporting current. The prospects for the Company will depend entirely on its ability to secure future financing and find a suitable line of business.

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

Revenues and Expenses:

The Company reported no revenues during the current quarter, and had no expenses, but did secure some minimal financing. The Company issued 10,000,000 shares of the Company’s common stock in exchange for $10,000.

During the previous year’s quarter the Company reported no revenues, and other expense items of $2,917 resulting in a net loss of $2,917 for the quarter. If the Company becomes more active increases in revenues and recurring expenses are expected. The Company reported revenues of $16,337 in the year ago quarter.

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

Date: July 28, 2004 Date: July 28, 2004	GOLDEN CHIEF RESOURCES, INC. /s/JAMES W. LANDRUM By: James W. Landrum, President /s/ M. H. MCILVAIN By: M. H. McIlvain, Executive Vice President and Chief Financial Officer