Form 10QSB
period 2004-03-31
GOLDEN CHIEF RESOURCES INC
filed 2004-07-29
CIK 752391

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

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

There were 127,578,710 shares of common stock, No Par Value, outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format (check one); Yes [  ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Chief Resources Inc.
(A Development Stage Enterprise)
Balance Sheets
(Unaudited)

	March 31 2004	September 30 2003
A S S E T S
Current Assets:
Cash	$7,811	$--

Total Current Assets	$7,811	$--

Total Assets	$7,811	$--

L I A B I L I T I E S and S T O C K H O L D E R S' D E F I C I T
Current Liabilities
Accounts Payable	14,844	31,284
Accrued Expenses - Related Party	14,401	60,796

Total Current Liabilities	29,245	92,080
Stockholders' Deficit
Common Stock, no par value	3,638,732	3,567,292
authorized 500,000,000 shares;
127,578,710 and 72,078,710
issued and outstanding
Additional Paid-In Capital	15,000	15,000
Accumulated Deficit	(994,640)	(994,640)
Deficit accumulated during the development stage	(2,680,526)	(2,679,732)

Total Stockholders' Deficit	(21,434)	(92,080)
Total Liabilities and Stockholders' Deficit	$7,811	$--

Golden Chief Resources, Inc.
A Development Stage Enterprise
Statement of Operations
For Three and Six Months Ended March 31, 2004 and 2003
(Unaudited)

	Cumulative During the Development Stage	Three Months 2004 2003		Six Months 2004 2003
Revenue
Oil and gas	$205,395	$ --	$--	$--	$--
Other income	--	--	--	--	--

Total Revenue	205,395	--	--	--	--
Cost of Revenues
Lease operating expenses	223,417	--	--	--	--
Depletion	29,254	--	--	--	--

Total Cost of Revenues	252,671	--	--	--	--
Gross Profit	(47,276)	--	--	--	--

Operating Expenses
Personnel costs	813,482		--	--	--
Consulting fees	913,200		--	--	--
Professional fees	581,887		--	--	--
Public relations	183,140		--	--	--
Travel	83,047	--	1,202	--	2,924
Rent	16,290	--	--	--	--
Other	97,633	794	420	794	1,615

Total Operating Expenses	2,688,679	794	1,622	794	4,539

Income from Operations	(2,735,955)	(794)	(1,622)	(794)	(4,539)
Other Income/(Expenses)
Gain on sale of marketable securities	41,331	--	--	--	--
Gain on disposal of assets	13,468	--	--	--	--
Interest income	631	--	--	--	--

Income before income taxes	$(2,680,525)	(794)	(1,622)	(794)	(4,539)
Income taxes	$--	--	--	--	--

Net Income	$(2,680,525)	$ (794)	$(1,622)	$(794)	$(4,539)

Earnings per Share	$(0.07)	$ (0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	37,105,015	117,412,043	67,078,699	96,412,043	67,078,699

Golden Chief Resources Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Deficit
From the Period August 1998 to March 31, 2004

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

Golden Chief Resources Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit
From the Period August 1998 to March 31, 2004

		Common Stock Shares Amount		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Accumulated Deficit	Total Stockholders' Deficit
Shares issued for:
Oil and gas properties	10/00	4,924,500	92,956				92,956
Professional services	10/00	200,000	65,000				65,000
Options granted	03/01			15,000			15,000
Oil and gas properties	04/01	5,380,000					--
Professional services	04/01	400,000	40,000				40,000
Net loss					(573,166)		(573,166)

Balance September 30, 2001		27,878,699	1,596,232	15,000	(1,104,332)	(994,640)	(487,740)
Shares issued for:
Consulting services	12/01	3,500,000	245,000				245,000
Legal services	12/01	1,000,000	70,000				70,000
Consulting services	01/02	2,900,000	225,000				225,000
Legal services	01/02	200,000	28,000				28,000
Consulting services	02/02	6,000,000	420,000				420,000
Consulting services	03/02	1,200,000	108,000				108,000
Legal services	04/02	4,000,000	80,000				80,000
Reverse asset acquisition	05/02	(400,000)	(20,000)				(20,000)
Legal services	05/02	2,000,000	40,000				40,000
Professional services	06/02	800,000	12,000				12,000
Legal services	06/02	3,000,000	60,000				60,000
Director and officer compensation	09/02	15,000,000	698,060				698,060
Net loss					(1,570,505)		(1,570,505)

Balance September 30, 2002		67,078,699	3,562,292	15,000	(2,674,837)	(994,640)	(92,185)
Rounding		11
Stock Issued	05/03	5,000,000	5,000				5,000
Net loss					(4,895)		(4,895)

Balance September 30, 2003		72,078,710	3,567,292	15,000	(2,679,732)	(994,640)	(92,080)
Shares issued for:
Cash		10,000,000	10,000				10,000
Net loss					--

Balance December 31, 2003		82,078,710	3,577,292	15,000	(2,679,732)	(994,640)	(82,080)
Shares issued for:
Reduce payable	01/04	30,000,000	30,000				30,000
Reduce payable	02/04	500,000	16,440				16,440
Cash	03/04	15,000,000	15,000				15,000
Net loss					(794)

Balance March 31, 2004		127,578,710	3,638,732	15,000	(2,680,526)	(994,640)	(20,640)

Golden Chief Resources, Inc.
(A Development Stage Enterprise)
Statement of Cash Flows
(Unaudited)

Cash Flows from Operating Activities:	For the Six Months Ended March 31 2004 2003		Cumulative During the Development Stage
Net (Loss)	$(794)	$(4,539)	$(2,680,525)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion	--	--	29,255
Amortization of prepaid expenses	--	--	126,250
Gain on sale of marketable securities	--	--	(41,331)
Gain on disposal of assets	--	--	(22,135)
Stock Issued for Services	--	--	1,583,221
Change in assets and liabilities:
Decrease(increase) in:
Accounts receivable	--	--	(9,700)
Increase(Decrease) in:
Accounts Payable	(16,395)	3,865	261,599
Accrued expenses	--	--	699,571

Net Cash Used in Operating Activities	(17,189)	(674)	(53,795)
Cash Flows from Investing Activities:
Purchase oil and gas properties	--	--	(174,400)
Proceeds from sale of securities	--	--	96,027
Purchase of marketable securities	--	--	(11,031)

Net Cash Provided from Investing Activities	--	--	(89,404)
Cash Flows from Financing Activities:
Proceeds of stock sales	25,000	--	136,900
Proceeds of short term debt	--	--	10,000
Repayment from short term notes	--	--	(10,000)
Repayment of net profits interest payable	--	--	(24,557)

Net Cash Used In Financing Activities	25,000	--	112,343
Net Increase (Decrease) in Cash	7,811	(674)	(30,856)
Cash -Beginning of year	--	126	--

Cash -End of period	$7,811	$142	$(548)

Golden Chief Resources, Inc.
(A Development Stage Enterprise)
Statement of Cash Flows
(Unaudited)

	For the Six Months Ended March 31 2004 2003		Cumulative During the Development Stage
(Continued)
Supplementary Disclosure:
Cash Paid for Interest	$--	$ --	$--
Cash Paid for Taxes
Non-cash transactions:
Shares Issued for Services
Various expenses	--	--	3,771
Consulting	--	--	16,008,300
Professional services	--	--	449,000
Marketable securities	--	--	43,665
Prepaid professional services	--	--	135,000
Prepaid public relations services	--	--	37,500
Non-Marketable securities	--	--	20,000
Shares issued to reduce payables	46,440	--	46,440
Value of options granted as compensation	--	--	15,000
Fixed assets acquired with:
Oil and gas properties	--	--	92,956
Net profits interest payable assumed in	--	--	99,000
purchase

Golden Chief Resources, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
Three and Six Months Ended March 31, 2004 and 2003

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

The consolidated unaudited interim financial statements of the Company as of March 31, 2004 and for the three and six months ended March 31, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2004 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2004, and the results of their operations for the three and six months ended March 31, 2004, the period from remerging as a development stage enterprise (1986) to September 30, 2003, and the period from emerging as a development stage enterprise (1986) to March 31, 2004, and their cash flows for the same periods.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows. The Company had no cash equivalents at March 31, 2004.

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

NOTE 3: STOCK TRANSACTIONS

During the current quarter the Company agreed to issue 30,000,000 shares of the Company’s common stock to the Company’s executive vice president to reduce the Company’s payable to him by $30,000. The Company issued 500,000 shares to the Company’s previous independent auditor to eliminate the Company’s payable to him in the amount of $16,440. The Company also arranged to sell 15,000,000 shares for $15,000 cash to be used in reducing payables and securing the audits necessary to bring the Company’s SEC filings up to date.

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

Year of Expiration	Amount of Net Operating Loss Carry Forward
2018	$1,541
2019	69,401
2020	261,503
2021	309,836
2022	1,570,505
2023	4,895

Total	$2,217,681

Income tax expense consists of the following at September 30, 2003 and 2002:

	2003	2002
Current federal income taxes	$ --	$ --
Current state income taxes	--	--
Current income tax expense	--	--
Deferred tax expense	--	--

	--	--

The following table presents a reconciliation of income tax calculated at the statutory Federal rate to the Company’s income taxes.

	2003	2002
Tax calculated on financial statement net loss	$(565)	$(533,972)
Amortization and deduction of oil and gas
properties	-0-	(2,350)
Nondeductible expenses	-0-	1,253
Deferral of accrued salaries	-0-	-0-
Net operating loss available for carry forward	(565)	535,069

Provision for income taxes	$--	$--

As discussed at Note 1, deferred tax assets and liabilities consist of the following:

	2003	2002
Deferred federal tax liability	$-0-	$-0-
Deferred state tax liability	-0-	-0-

Total Deferred Tax Liabilities	$-0-	$-0-

Deferred federal tax asset	925,879	925,314
Deferred state tax asset	122,468	122,468
Less valuation allowance	(1,048,347)	(1,047,782)

Total Deferred Tax Assets	-0-	-0-

Net Deferred Tax Assets and Liabilities	$--	$--

Although the Company has net operating loss carry-forwards as indicated above, it is not foreseeable when or if benefits arising from these losses will be realized. Due to this uncertainty, a valuation allowance has been established to defer recognition of any benefit until it becomes reasonably clear that these benefits will be utilized.

The following temporary differences gave rise to deferred tax assets/(liabilities):

	2003	2002
Accrued salaries and options	$ -0-	$508,725
Fixed assets	-0-	(54,760)
Net operating loss carry-forwards	-0-	747,050

NOTE 6: RELATED PARTY TRANSACTIONS

During the current quarter the Company agreed to issue 30,000,000 shares of the Company’s common stock to the Company’s executive vice president to reduce the Company’s payable to him by $30,000. (See Stock Transactions above)

For the year ended September 30, 2002, the oil & gas properties were transferred to the Company’s President in exchange for the liabilities associated with the assets. Stock was issued to the officers in exchange for the accrued salaries and stock options.

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

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended September 30, 2003 and 2002.

	2003	2002
Numerator:
Net income from continuing operations	$(4,895)	$(1,570,505)

Denominator:
Basic weighted average shares outstanding	39,423,143	39,423,143
Dilutive options	--	--

Denominator for diluted EPS	39,423,143	39,423,143

Earnings/(loss) per share:
Basic	$(0.00)	$(0.04)
Diluted	(0.00)	(0.00)

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

In order for the Company to proceed an input of capital and or assets must be forthcoming. Management is actively seeking both, and secured the input of an additional $15,000 from an investor to provide cash to reduce payables and secure the audits necessary to bring the Company’s SEC filings to date. In the previous quarter the Company secured the input of $10,000 for these purposes.

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

Revenues and Expenses:

The Company reported no revenues during the quarter ending March 31, 2004. The Company incurred only minor expenses during the quarter.

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

Date: July 29, 2004	GOLDEN CHIEF RESOURCES, INC. /s/ JAMES W. LANDRUM By: James W. Landrum, President /s/ M. H. MCILVAIN By: M. H. McIlvain, Executive Vice President Chief Financial Officer