Form 10KSB
period 2004-09-30
GOLDEN CHIEF RESOURCES INC
filed 2005-08-12
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
                   Annual Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For the fiscal year ended September 30, 2004

                         Commission file number: 0-12809


                          GOLDEN CHIEF RESOURCES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


State of Kansas                                                 48-0846635
---------------                                                 ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                Identification #)

             896 N. Mill Street, Suite 203, Lewisville, Texas 75057
             ------------------------------------------------------
               (Address of principal executive offices)(Zip code)

                    Issuer's telephone number: (972) 219-8585


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

           State issuer's revenues for its most recent fiscal year $0.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2004, was $429,772. The number of shares outstanding of the registrant's common stock on September 30, 2004, was 132,578,710 shares. On July 15, 2005, the Company had 251,003,110 shares outstanding.

PART I


Item 1.   Description of Business

(a) Business Development

We were originally incorporated as Arts Antique Autos, Ltd., and changed our name to Golden Chief Resources, Inc. on August 5, 1981. During the early 1980s, we engaged in oil and gas operating, mining, real estate operations. During the mid-1980s, we lost our asset and revenue base due to economic conditions, and liquidated assets and ceased operations in 1986. Accordingly, we remained dormant with no activity until the fiscal year beginning October 1, 1997. During the year ended September 30, 1998, minimal new assets were contributed in exchange for stock. In October 1999, oil and gas interests were contributed in exchange for stock, resulting in a change of control. In July 2002, we transferred the oil and gas interests to a shareholder in exchange for debt assumption, and ceased operations.

Therefore, we are deemed to have re-entered the development stage on October 1, 1997. Since that time, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. In the current development stage, we anticipate incurring operating losses as we implement our business plan.


During its fiscal year ended September 30, 2004, the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. The Company does not anticipate involvement or participation in any of the above proceedings.


(b)  Business of Issuer

The Company is seeking to re-enter the oil and gas industry as a producer, but the prospect is limited by the availability of sufficient funds to pursue this on a more active basis. The Company currently has two employees.

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


Item 2.  Description of Property

As of September 30, 2004, the Company had minimal assets.

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


Item 3.  Legal Proceedings

As of July 15, 2005 there were no legal proceedings to which the Company was a party, and no litigation is known to be pending.


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


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)  Market Information

The Company's shares have been trading sporadically, in the Pink Sheet market since late August of 2003, and based on information available directly from the Pink Sheet data center, share prices have ranged from an annual low of $0.0001 per share to a high of $0.015 per share in September of this year. The Company's shares are traded under the symbol GCHR.

The Company's common stock had previously traded on the over the counter bulletin board under the symbol GCHR. The stock began trading in the Spring of 2000, and the following table shows the quarterly trading information for the previous fiscal year as provided by the National Quotation Bureau.

                               Closing Bid                     Closing Ask
Quarter ended               High           Low             High           Low
-------------               ----           ---             ----           ---

December 31, 2000          $.085          $.015           $.15625        $.05
March 31, 2001             $.025          $.002           $.03           $.015
June 30, 2001              $0.073         $0.011          $0.049         $0.15
September 30, 2001         $0.022         $0.005          $0.025         $0.006

As of September 30, 2004, certain options have been granted to officers and key personnel as follows: 200,000 shares at an exercise price of $0.10 per share with expiration period of December 31, 2005; and 50,000 shares at an exercise price of $0.20 per share with expiration period of December 31, 2004. The preceding numbers of shares have been adjusted for the 1 for ten reverse split effected December 17, 2001

(b) Holders

As of July 15, 2005, there were approximately 250 stockholders of record of the Company's common stock. Additional stockholders hold stock in street names; the number of street name holders is not available to the Company.

(c) Dividends

The Company has not declared or paid dividends in the past, and does not anticipate doing so in the immediate future.


Item 6.  Management's Discussion and Analysis or Plan of Operations

At the end of the previous fiscal year the Company's management determined that continuing operation of the oil and gas properties was not of economic benefit to the Company and entered into an agreement with the Company's president whereby he agreed to accept the liabilities associated with the properties and receive the properties from the Company. This transaction effectively removed all producing properties and transferred them to the Company's president along with the liabilities associated with them.

In order for the Company to proceed an input of capital and or assets must be forthcoming. Management is actively seeking both.

During the years ended September 30, 2004 and 2003, the Company had no operations and incurred operating losses of $23,166 and $4,895 respectively.

During the quarter ending September 30, 2004 the Company issued 5,000,000 shares for the input of $5,000 from an investor which was used for audit fees and SEC filings.

During the quarter ending March 31, 2004 the Company agreed to issue 30,000,000 shares of the Company's common stock to the Company's executive vice president to reduce the Company's payable to him by $30,000. The Company issued 500,000 shares to the Company's previous independent auditor to eliminate the Company's payable to him in the amount of $16,440. The Company also arranged to sell 15,000,000 shares for $15,000 cash to be used in reducing payables and securing the audits necessary to bring the Company's SEC filings up to date.

During the quarter ended December 31, 2003 the Company arranged for the sale of 10,000,000 shares of the Company's common stock for $10,000 with such funds to be used in reducing payables and securing the audits to bring the Company's SEC filings up to date.

In June 2003 the Company issued 5,000,000 shares to Jereta Sykes of Wichita, Kansas for the input of $5,000 which was used to reduce the account payable to the Company's Executive Vice President.

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


Subsequent Events

In December of 2004 the Company entered into an agreement with International Royalty and Oil Co. (IROC) of Dallas, Texas in which the Company will acquire certain oil and gas leases located in Montgomery and Chautauqua Counties in southeast Kansas in exchange for 93,500,000 shares of the Company's common stock, subject to various conditions. Additionally the Company also agreed to issue 2,500,000 shares to acquire the marketing rights for an enhanced downhole separation device used in the oil and gas industry. As of august 10, 2005, these transactions have not been consummated.

Also in December of 2004 in conjunction with the above transaction with IROC Mr. Landrum and Mr. Hewitt resigned as officers and members of the board of directors and were replaced by Mr. Fred Oden and Mr. Hugh Fowler. Mr. Oden accepted the position of Vice President and Mr. Fowler accepted the position of Secretary and Mr. McIlvain was appointed as President.

Late in December of 2003 the Company entered into an agreement with representatives of International Royalty and Oil Co. (IROC) of Cisco, Texas in which IROC will provide funding for bringing the Company's SEC filings up to date, and provide a certain amount of working capital to further the Company's options in moving forward.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In March of 2005 Clyde Bailey, P.C. resigned as the firm's independent auditor. Therefore the Company engaged Bateman & Co., Inc. P. C. of Houston, Texas to perform the audit of the Company's financial statements as of September 30, 2004. In early 2004 the Company engaged Clyde Bailey, CPA to perform the audit of the Company's financial statements for the fiscal year ending September 30, 2002 and 2003. The Company has had no disagreements on accounting and financial disclosure with its auditor or the previous auditors.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

Each of the officers and directors hold office for one year terms. None of the officers or directors have been involved in any material legal proceedings. The following are the officers and directors of the Company as of September 30, 2004:

         Name              Age             Position               Director Since
         ----              ---             --------               --------------
James W. Landrum           55      President and Director              1999
Michael H. McIlvain        58      Vice President and Director         1999
Richard M. Hewitt          67      Secretary and Director              1999

Management.

James W. Landrum, age 55, Terrell, Texas is President and a director. Mr. Landrum is a business administration graduate of the University of Texas at Arlington. He has twenty years of experience in the oil and gas industry with Lanco Energy and for his own account. Between 1995 and 1998, he was President of Esco Elevators, Inc., an elevator manufacturing company, and Megalith Corp., a public company, both of Fort Worth, Texas. Megalith owned Esco Elevators as a wholly-owned subsidiary.

Michael H. McIlvain, age 58, Trophy Club, Texas is Executive Vice-President and a director of the Company. Mr. McIlvain holds BS and MBA degrees from the University of Kansas. He has more than 20 years of experience in the oil and gas business, mainly with Clinton Oil Co., Wichita, Kansas, and Rickelson Oil and Gas Company, Tulsa, Oklahoma. Between 1994 and 1997, he was executive vice president of BeneFund, Inc., a publicly held telecommunications company based in Tulsa.

Richard M. Hewitt, age 67, Trophy Club, Texas is Secretary and a director. Mr. Hewitt is a graduate of Grinnell College and Southern Methodist University School of Law and has been a licensed attorney in Texas since 1963. Between 1964 and 1979, he was employed by the U.S. Securities and Exchange Commission in Fort Worth, Texas. Mr. Hewitt has been in private practice in the Dallas, Texas area since 1981 and has been a sole practitioner since 1992.


Item 10.  Executive Compensation
In January of 2004 the Company issued 30,000,000 shares to M. H. McIlvain as partial payment of sums owed him by the Company.

In September 2002, the Company issued a total of 15,000,000 shares to the officers of the Company in exchange for their agreement to waive and forego any benefit from their employment agreements and that the Company shall cancel those agreements including stock option grants. A total of $698,060 had been accrued as salaries under the respective employment agreements.

Upon the change in control of the Company discussed above the Company entered into employment agreements with both Mr. Landrum and Mr. McIlvain. These employment agreements had an initial term of three years and call for Mr. Landrum and Mr. McIlvain to receive salaries of $120,000 per year. In March 2001, the Company entered into a three-year contract with its corporate secretary providing for a salary of $50,000 per year along with standard benefits available to any other employee. The Company is currently accruing these salaries pending the time that the Company's cash position and liquidity can allow the officers to receive their compensation. These employment agreements were surrendered by the Company's officers in exchange for common shares in the amount of 5,000,000 shares to each.

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

                                       Ownership at September 30, 2004

                          Name and Address           Number of              Percent
Title of Class           of Beneficial Owner        Shares Owned           of Class             Notes
--------------           -------------------        ------------           --------             -----

Common Stock             James W. Landrum             22,014,500              16.60%          See 1 below.
No Par Value             406 Griffith Avenue
                         Terrell, TX  75160

Common Stock             M. H. McIlvain               37,300,000              28.13%          See 2 below.
No Par Value             110 Seminole
                         Trophy Club, TX  76262

Common Stock             Richard M. Hewitt             5,247,000               3.96%          See 3 below.
No Par Value             202 Fresh Meadow Drive
                         Trophy Club, TX  76262

Common Stock             Red River Properties,
No Par Value             Inc.                         20,014,500              15.40%          See 1 below.
                         406 Griffith Avenue
                         Terrell, TX  75160

Common Stock             Humboldt Corp.
No Par Value             1711 E. Frankford            13,040,000               9.84%
                         Carrollton, TX 75006

Common Stock             Lavaca Trust
                         3632 Trail Walker Drive      12,000,000               9.05%
                         Plano. Texas 75074




All directors and officers
as a group (3 persons)                                64,561,500                48.70%

There are no family relationships between the officers and directors.


     1. Of Mr. Landrum's shares 20,814,500 shares are held by Red River Properties, Inc. of which he is the President; 400,000 shares held by the 4 L-J Trust of which he is a Trustee; 400,000 shares held by the 4 L-K Trust of which he is a Trustee; 400,000 shares held by the 4 L-L Trust of which he is a Trustee; and 400,000 shares held by the 4 L-W Trust of which he is a Trustee.

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

4. The directors include James W. Landrum, M. H. McIlvain, and Richard M.
Hewitt.


(c) Changes in Control

None.


Item 12. Certain Relationships and Related Transactions

In January of 2004 the Company entered into an agreement with Mr. McIlvain whereby he would receive 30,000,000 common shares in exchange for a reduction in the amount owed him by the Company in the amount of $30,000.

At the end of the previous fiscal year the Company's management determined that continuing operation of the oil and gas properties was not of economic benefit to the Company and entered into an agreement with the Company's president whereby he agreed to accept the liabilities associated with the properties and receive the properties from the Company. This transaction effectively removed all producing properties and transferred them to the Company's president along with the liabilities associated with them.


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

                                                GOLDEN CHIEF RESOURCES, INC.


Date:  August 12, 2005                            /s/   JAMES W. LANDRUM
                                                --------------------------
                                                By: James W. Landrum, President,
                                                Chief Executive Officer,

                                                /s/   MICHAEL H. MCILVAIN
                                                --------------------------------
                                                By:  Michael H. McIlvain
                                                Executive vice President and
                                                Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                             Title                       Date
    ---------                             -----                       ----


/s/ JAMES W. LANDRUM              President & Director          August 12, 2005
--------------------
James W. Landrum


/s/ MICHAEL H. MCILVAIN           Executive Vice President      August 12, 2005
-----------------------           & Director
Michael H. McIlvain


/s/ RICHARD M. HEWITT             Secretary & Director          August 12, 2005
---------------------
Richard M. Hewitt


/s/ B. FRED ODEN, III             Director                      August 11, 2005
-------------------------
B. Fred Oden, III


/s/ HUGH FOWLER                   Director                      August 11, 2005
-----------------
Hugh Fowler

                                  GOLDEN CHIEF
                                 RESOURCES, INC.


                              FINANCIAL STATEMENTS

                               For the Years Ended
                           September 30, 2004 and 2003

   [Graphic Logo Omitted]
 Bateman & Co., Inc., P.C.
Certified Public Accountants
                                                          5 Briardale Court
                                                      Houston, Texas 77027-2904
                                                            (713) 552-9800
                                                           FAX (713) 552-9700
                                                         www.batemanhouston.com

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Of Golden Chief Resources, Inc.

We have audited the accompanying balance sheet of Golden Chief Resources, Inc. (a Kansas corporation and a development stage enterprise) as of September 30, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the year ended September 30, 2004, and for the cumulative development stage period from October 1, 1997 through September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Golden Chief Resources, Inc. as of September 30, 2003, and for the year then ended, and the cumulative statements of operations, stockholders' deficit, and cash flows from October 1, 1997 through September 30, 2003, were audited by other auditors whose report dated July 15, 2004, expressed an unqualified opinion on those statements, with a paragraph emphasizing that there was substantial doubt the entity might survive as a going concern. Our report on the cumulative statements of operations, stockholders' deficit, and cash flows from October 1, 1997, through September 30, 2004, insofar as it relates to amounts for periods ending on or prior to September 30, 2003, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Chief Resources, Inc. (a development stage enterprise) as of September 30, 2004, and the results of its operations and its cash flows for the year ended September 30, 2004, and for the cumulative development stage period from October 1, 1997, through September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is not currently engaged in a business and has suffered losses from development stage activities to date, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Houston, Texas
June 30, 2005

                                                   /s/  Bateman & Co., Inc. P.C.
                                                   -----------------------------
                                                   BATEMAN & CO., INC., P.C.


                                     Member
         INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS Offices in
                        Principal Cities Around The World


               The accompanying notes are an integral part of the
                             financial statements.

                          INDEPENDENT AUDITORS' REPORT
Board of Directors
Golden Chief Resources Inc.
Dallas, Texas

We have audited the accompanying balance sheet of Golden Chief Resources Inc., a development stage enterprise, as of September 30 2003 and the related statements of income and expenses, statement of changes in stockholders' equity, and the statements of cash flows for the years ended September 30, 2003 and 2002, and from restart of the development period in 1998 to September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and the results of its operations for the years ended September 30, 2003 and 2002 and from restart of the development period in 1998 to September 30, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. This is further explained in the notes to financial statements.

                               Clyde Bailey, P.C.
                           Certified Public Accountant
San Antonio, Texas
July 15, 2004



               The accompanying notes are an integral part of the
                             financial statements.


                                      Golden Chief Resources Inc.
                                    (A Development Stage Enterprise)
                                             Balance Sheets
                                               (Unaudited)
                                                            September 30                September 30
                                                                2004                        2003
A S S E T S
-----------

Current assets:
---------------
     Cash                                                   $         225              $        --
                                                            -------------              -------------
     Total current assets                                             225              $        --
                                                            -------------              -------------
     Total assets                                           $         225              $        --
                                                            =============              =============


L I A B I L I T I E S and S T O C K H O L D E R S' D E F I C I T
----------------------------------------------------------------


Current liabilities
-------------------
     Accounts payable                                              22,881                     31,284
     Accounts payable - related party                              10,170                     60,796
     Accrued expenses                                               6,000                       --
                                                            -------------              -------------

     Total current liabilities                                     39,051                     92,080


Stockholders' deficit
---------------------
     Common stock, no par value
     authorized 500,000,000 shares;                           132,578,710
     and 72,078,710 issued and outstanding                      3,643,732                  3,567,292

     Additional paid-in capital - stock options                    15,000                     15,000
     Prior accumulated deficit during operating stage            (994,640)                  (994,640)
     (Deficit) accumulated during development stage            (2,702,918)                (2,679,732)
                                                            -------------              -------------

     Total stockholders' deficit                                  (38,826)                   (92,080)
                                                            -------------              -------------

     Total liabilities and stockholders' deficit            $         225              $        --
                                                            =============              =============

                The accompanying notes are an integral part of the financial statements.


                                      Golden Chief Resources, Inc.
                                    (A Development Stage Enterprise)
                                        Statements of Operations
                                                                                             Cumulative
                                                                                             During the
                                                    For the Years Ended                      Development
                                                       September 30                             Stage
                                              2004                     2003             October 1, 1997 through
                                                                                             September 30,
                                                                                                 2004

Revenue
  Oil and gas                              $        --              $        --              $     205,395
  Other income                                      --                       --
                                           -------------            -------------            -------------
  Total revenue                                     --                       --                    205,395

Cost of revenues
  Lease operating expenses                          --                       --                    223,417
  Depletion                                         --                       --                     29,254
                                           -------------            -------------            -------------
        Total  cost of revenues                     --                       --                    252,671

  Gross profit                                      --                       --                    (47,276)
                                           -------------            -------------            -------------

Operating expenses
  Personnel costs                                   --                       --                    813,482
  Consulting fees                                   --                       --                    913,200
  Professional fees                               11,685                     --                    593,572
  Public relations                                  --                       --                    183,140
  Travel                                             237                     --                     83,284
  Rent                                             6,000                     --                     22,290
  Other                                            5,264                    4,895                  102,103
                                           -------------            -------------            -------------
       Total operating expenses                   23,186                    4,895                2,711,071
                                           -------------            -------------            -------------

Income from operations                           (23,186)                  (4,895)              (2,758,347)

Other income/(expenses)                             --
  Gain/(loss) on sale of investments                --                       --                     41,331
  Unrealized gain on investments                    --                       --                     13,468
  Interest income                                   --                       --                        631
                                           -------------            -------------            -------------

Income before income taxes                       (23,186)                  (4,895)              (2,702,917)

  Income taxes                                      --                       --                       --
                                           -------------            -------------            -------------

Net income/(loss)                                (23,186)                  (4,895)           $  (2,702,917)
                                           =============            =============            =============

Earnings/(loss) per share                  $       (0.00)                   (0.00)           $       (0.07)
                                           =============            =============            =============

Weighted average shares outstanding          110,252,207               39,423,143               40,346,136
                                           =============            =============            =============

                    The accompanying notes are an integral part of the financial statements.


                                                         Golden Chief Resources, Inc.
                                                     (A Development Stage Enterprise)
                                              Statement of Changes in Stockholders' Deficit

                                                                         Additional         Deficit      Prior
                                                                           Paid In       Accumulated    Accumulated
                                                                           Capital       During the       Deficit       Total
                                         Common Stock                       Stock        Development     During the    Stockholders'
                                           Shares          Amount          Options         Stage       Operating Stage    Deficit
                                         ------------   ------------    ------------    ------------   ---------------  ------------

Balances October 1, 1996                    3,221,715   $    994,640    $       --      $       --      $   (994,640)   $     --

              Net loss                           --              --             --              --              --
                                          ------------  ------------    ------------    ------------    ------------    -----------

Balances September 30, 1997                 3,221,715        994,640            --              --          (994,640)         --

    Stock issued for
     services and expenses       9/98       1,594,100          1,594            --                                            1,594

    Net loss                                     --             --              --            (1,594)           --           (1,594)
                                         ------------------------------------------------------------------------------------------
Balances September 30, 1998                 4,815,815        996,234            --            (1,594)       (994,640)         --

Shares issued for:
     Expenses                    10/98        568,892           2,477           2,477
     Marketable securities       12/98        721,932           7,219           7,219
     Cash                        01/99         33,000           3,300           3,300
     Marketable securities       02/99         89,460           8,946           8,946
     Consulting                  03/99         50,000          10,000          10,000
     Cash                        04/99         20,000           2,000           2,000
     Expenses                    04/99         20,000           4,000           4,000
     Cash                        07/99         45,000           9,000           9,000
     Marketable securities       07/99        137,500          27,500          27,500
Net loss                                                                                      (74,342)                      (74,342)
                                          -----------------------------------------------------------------------------------------

Balances September 30, 1999                 6,501,599      1,070,676            --           (75,936)       (994,640)           100

Shares issued for:
    Oil and gas properties       10/99      9,750,000
    Cash                         10/99         25,000          25,000                                                        25,000
    Cash                         11/99          5,000           5,000                                                         5,000
    Cash and subscription        12/99         10,000          10,000                                                        10,000
    Cash                         01/00          5,100           5,100                                                         5,100
    Cash                         02/00         26,000          26,000                                                        26,000
    Cash                         03/00         14,500          14,500                                                        14,500
    Cash                         06/00         27,000          27,000                                                        27,000
    Public relations services    06/00         50,000          50,000                                                        50,000
    Professional services        07/00        150,000         135,000                                                       135,000
    Cash                         08/00         10,000          10,000                                                        10,000
    Nonmarketable securities     09/00        400,000          20,000                                                        20,000
Net loss                                                                                     (455,230)                     (455,230)
                                           ----------------------------------------------------------------------------------------

Balances September 30, 2000                16,974,199       1,398,276        (531,166)       (994,640)       (127,530)

                              The accompanying notes are an integral part of the financial statements.


                                                    Golden Chief Resources, Inc.
                                                 (A Development Stage Enterprise)
                                           Statement of Changes in Stockholders' Deficit

Shares issued for:
    Oil and gas properties       10/00      4,924,500          92,956                                                        92,956
    Professional services        10/00        200,000          65,000                                                        65,000
    Options granted              03/01         15,000                          15,000
    Oil and gas properties       04/01      5,380,000                                                                          --
    Professional services        04/01        400,000          40,000          40,000
Net loss                                                                                     (573,166)                     (573,166)
                                           ----------------------------------------------------------------------------------------

Balances September 30, 2001                27,878,699       1,596,232          15,000      (1,104,332)       (994,640)     (487,740)

Shares issued for:
    Consulting services          12/01      3,500,000         245,000                                                       245,000
    Legal services               12/01      1,000,000          70,000                                                        70,000
    Consulting services          01/02      2,900,000         225,000                                                       225,000
    Legal services               01/02        200,000          28,000                                                        28,000
    Consulting services          02/02      6,000,000         420,000                                                       420,000
    Consulting services          03/02      1,200,000         108,000                                                       108,000
    Legal services               04/02      4,000,000          80,000                                                        80,000
    Reverse asset acquisition    05/02       (400,000)        (20,000)                                                     (20,000)
    Legal services               05/02      2,000,000          40,000                                                        40,000
    Professional services        06/02        800,000          12,000                                                        12,000
    Legal services               06/02      3,000,000          60,000                                                        60,000
    Director and officer
     compensation                09/02     15,000,000         698,060                                                       698,060
Net loss                                                                                   (1,570,505)                   (1,570,505)
                                           ----------------------------------------------------------------------------------------

Balances September 30, 2002                67,078,699       3,562,292          15,000      (2,674,837)       (994,640)      (92,185)

    Rounding                                       11
    Stock Issued                 05/03      5,000,000           5,000                                                         5,000
Net loss                                                                                       (4,895)                       (4,895)
                                           ----------------------------------------------------------------------------------------

Balances September 30, 2003                72,078,710      3,567,292          15,000      (2,679,732)       (994,640)       (92,080)

                              The accompanying notes are an integral part of the financial statements.


                                                         Golden Chief Resources, Inc.
                                                       (A Development Stage Enterprise)
                                                Statement of Changes in Stockholders' Deficit

Shares issued for:
    Cash                                   10,000,000          10,000                                                        10,000
    Related party payable        01/04     30,000,000          30,000                                                        30,000
    Accounts payable             02/04        500,000          16,440                                                        16,440
    Cash                         03/04     15,000,000          15,000                                                        15,000
    Cash                         07/04      2,500,000           2,500                                                         2,500
    Cash                         08/04      2,500,000           2,500                                                         2,500

Net loss                                                                                      (23,186)                      (23,186)
                                         ------------------------------------------------------------------------------------------

Balances September 30, 2004               132,578,710   $  3,643,732    $     15,000     $ (2,702,918)   $   (994,640)  $   (38,826)
                                         ==========================================================================================

                                  The accompanying notes are an integral part of the financial statements.


                                          Golden Chief Resources Inc.
                                        (A Development Stage Enterprise)
                                             Statement of Cash Flows
                                                                                                          Cumulative
                                                                                                          During the
                                                                                                          Development
                                                                       For the Years Ended                   Stage
                                                                           September 30                   1986 through
Cash Flows from Operating Activities:                                 2004              2003           September 30, 2004
-------------------------------------                             -----------        -----------       ------------------

    Net Loss                                                      $   (23,186)        $    (4,895)        $(2,702,917)

    Adjustments to reconcile net loss to net cash provided
                by operating activities:
                Depletion                                                --                29,255
                Amortization of prepaid expenses                         --                  --               126,250
                Gain on sale of marketable securities                    --                  --               (41,331)
                Gain on disposal of assets                               --                  --               (13,468)
                Stock Issued for Services                                --             1,583,221
    Change in assets and liabilities:
                Decrease(increase) in:
                Accounts receivable                                      --                (9,700)
                Increase(Decrease) in:
                Accounts Payable                                        7,185                (231)            285,179
                Accrued expenses                                        6,000             705,571
                Accounts payable - related party                      (19,774)            (19,774)
                                                                  -----------         -----------         -----------
                                                                  -----------         -----------         -----------

Net Cash( Used in) Provided from Operating Activities                 (29,775)             (5,126)            (57,714)

Cash Flows from Investing Activities:
-------------------------------------

    Purchase oil and gas properties                                      --              (174,400)
    Proceeds from sale of securities                                     --                96,027
    Purchase of marketable securities                                    --                  --               (11,031)

                                                                  -----------         -----------         -----------
Net Cash Used In Investing Activities                                    --                  --               (89,404)

Cash Flows from Financing Activities:
-------------------------------------

    Proceeds of stock sales                                            30,000               5,000             171,900
    Proceeds of short term debt                                          --                  --                10,000
    Repayment from short term notes                                      --                  --               (10,000)
    Repayment of net profits interest payable                            --                  --               (24,557)
                                                                  -----------         -----------         -----------

Net Cash Provided From Financing Activities                            30,000               5,000             147,343

Net Increase (Decrease) in Cash                                           225                --                   225

Cash -Beginning of year                                                  --                  --                  --
                                                                  -----------         -----------         -----------

Cash -End of year                                                 $       225         $      --                   $--
                                                                  ===========         ===========         ===========

                                The accompanying notes are an integral part of the financial statments.


                                                Golden Chief Resources, Inc.
                                             (A Development Stage Enterprise)
                                                  Statement of Cash Flows
                                                                                                    Cumulative
                                                                                                     During the
                                                                                                    Development
                                                                     For the Years Ended               Stage
                                                                       September 30           October 1, 1987 through
                                                                   2004              2003        September 30, 2004
                                                                ----------        ----------     ------------------

Supplementary Disclosure:
         Cash Paid for Interest                                 $   --            $   --            $   --
         Cash Paid for Taxes

Non-cash transactions:
          Shares Issued for Services
                       Various expenses                             --                                 3,771
                       Consulting                                   --                                  --
                       Professional services                        --                               344,000
                       Marketable securities                        --                                43,665
                       Prepaid professional services                --                               135,000
                       Prepaid public relations services            --                                37,500
                       Stock issued to reduce payables            46,440                              46,440
                       Non-Marketable securities                    --                                20,000
          Value of options granted as compensation                  --                --              15,000
          Fixed assets acquired with:
                       Oil and gas properties                       --                                92,956
          Net profits interest payable assumed in                   --                                99,000
                       purchase

                            The accompanying notes are an integral part of the financial statements.
                                                           F-10

                          Golden Chief Resources, Inc.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                           September 30, 2004 and 2003


Note 1 - Organization and summary of significant accounting policies: Following is a summary of our organization and significant accounting policies:

          Organization and nature of business - Golden Chief Resources, Inc. (identified in these footnotes as "we" or "the Company") is a Kansas corporation incorporated on November 16, 1976. We are a development stage enterprise currently based in Lewisville, Texas, and intend to operate primarily in the U.S. We use September 30 as a fiscal year for financial reporting purposes.

          We were originally incorporated as Arts Antique Autos, Ltd., and changed our name to Golden Chief Resources, Inc. on August 5, 1981. During the early 1980s, we engaged in oil and gas operating, mining, real estate operations. During the mid-1980s, we lost our asset and revenue base due to economic conditions, and liquidated assets and ceased operations in 1986. During the year ended September 30, 1998, minimal new assets were contributed in exchange for stock. In October 1999, oil and gas interests were contributed in exchange for stock, resulting in a change of control. In July 2002, we transferred the oil and gas interests to a shareholder in exchange for debt assumption, and ceased operations.

          Therefore, we re-entered the development stage on October 1, 1997. Since that time, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. In the current development stage, we anticipate incurring operating losses as we implement our business plan.

          Basis of presentation - The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

          Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The accompanying notes are an integral part of the financial statements.
                                      F-11

          Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

          Fair value of financial instruments and derivative financial instruments - The carrying amounts of cash, receivables, and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of our foreign exchange, commodity price or interest rate market risks.

          Long-lived assets - Long-lived assets consist primarily of property and equipment, excess of cost over net assets of acquired businesses, and other intangible assets. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long- lived asset is reduced to its estimated fair value, less any costs associated with any final settlement. We had no long-lived assets at September 30, 2004 and 2003

         Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Statement of Financial Accounting Standards number 109 Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

         Net income per share of common stock - We have adopted FASB Statement Number 128, Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is

    The accompanying notes are an integral part of the financial statements.
                                      F-12
          computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Because we experienced an operating loss during the period, the calculation of diluted earnings per share did not include the stock options described in Note 5 below, as the calculation would have been antidilutive.

          Stock options - We account for stock option grants to employees and others using the intrinsic value method. Under the intrinsic value method, we recognize compensation costs equal to the difference between the quoted market price of the stock at the measurement date and the amount the employee must pay.

          Issuance of stock for services - On occasion, we issue stock in exchange for services or in satisfaction of an obligation. Such transactions are accounted for on the basis of the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measured.


Note 2 - Future operations:
At September 30, 2004, we were not currently engaged in an operating business and had suffered losses from development stage activities to date. We expect to continue incurring development stage operating losses during the near term. In addition, at September 30, 2004, current liabilities exceeded current assets by approximately $39,000, and we had a stockholders' deficit of a similar amount. Further, we must rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced. Although management is currently investigating business opportunities in the oil and gas industry and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.


Note 3 - Operating lease:
We occupy space in the offices of Humboldt Corp., a shareholder, under an oral, month-to-month, operating lease requiring payments of $1,000 per month. The lease began March 1, 2004. Rent expense was $6,000 during the year ended September 30, 2004 and -0- for the year ended September 30, 2003.

    The accompanying notes are an integral part of the financial statements.

Note 4 - Stock transactions:
In December 2001, we effected a 1 for 10 reverse split of our common stock. The effect of the reverse split has been retroactively stated in the accompanying financial statements.

Shares issued during the years ended September 30, 2004 and 2003 were as follows:

                                                                                     Price
                                                                       Number of       Per           Total
Period               Issued To:            Issued For:                   Shares       Share          Amount
-----------------------------------------------------------------------------------------------------------

Quarter Ended
December 31, 2004
                     Individual            Cash                        10,000,000     $0.001         10,000
Quarter Ended        Our Executive Vice    Reduce payable to
March 31, 2004       President             him                         30,000,000     $0.001         30,000
Quarter Ended
March 31, 2004       Former auditors       Account payable                500,000     $0.033         16,440
Quarter ended
September 30, 2004   Individuals and       Cash and payments
                     corporations          made on our behalf          20,000,000      $0.01         20,000

Note 5 - Stock options:
In November 1999, we adopted a stock option plan under which stock options may be granted to certain employees, officers, directors, and consultants. At
September 30, 2004 and 2003, we had reserved 250,000 of authorized but unissued common stock for possible future issuance in connection with the potential exercise of stock options. We have the following stock options outstanding:

                                                                                       September 30,
                                                                       -----------------------------------
                                                                                   2004               2003
                                                                       -----------------------------------

Outstanding, beginning of year                                                  250,000            250,000
Additional options issued                                                             -                  -
Options exercised                                                                     -                  -
Options expired                                                                       -                  -
Options cancelled                                                                     -                  -
                                                                       -----------------------------------
Outstanding, end of year                                                        250,000            250,000
                                                                       ===================================

With respect to options outstanding at September 30, 2004:

Expiration Date                           Exercise Price                                            Shares
---------------                           --------------                                            ------
December 31, 2004                         $0.20 per share                                           50,000
December 31, 2005                         $0.10 per share                                          200,000
                                                                                         ------------------
    Total                                 $0. 12 per share weighted average                        250,000
                                                                                         ==================


In the year that the options were issued, compensation expense of $15,000 was recorded with an offsetting credit to Additional paid-in capital - stock options.

    The accompanying notes are an integral part of the financial statements.

Note 6 - Federal income tax:
We follow Statement of Financial Accounting Standards Number 109 (SFAS 109), Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and
(b) net operating loss carryforwards. No net provision for Federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal and state income tax consists of the following:

                                                       Years Ended September 30,
                                                          2004         2003
                                                        --------------------
Refundable Federal income tax attributable to:
  Current operations                                    $(7,800)     $  (500)
  Less, Change in valuation allowance                     7,800          500
                                                        -------      -------
    Net refundable amount                               $  --        $  --
                                                        =======      =======

Refundable state income tax attributable to:
  Current operations                                    $ 1,000      $   100
  Less, Change in valuation allowance                    (1,000)        (100)
                                                        -------      -------
                                                        -------      -------
    Net refundable amount                               $  --        $  --
                                                        =======      =======


The cumulative tax effect at the expected rates of 34% (Federal) and 4.5% (State) of significant items comprising our net deferred tax amount as of September 30, 2004 and 2003 is as follows:

                                                       Years Ended September 30,
                                                            2004          2003
                                                        -----------------------
Deferred Federal tax asset attributable to:
  Net operating loss carryover
   (as previously reported)                              $ 668,900    $ 952,800
  Adjustment due to corrections                               --       (291,700)
                                                         ---------    ---------
    As restated                                            668,900      661,100
  Less, Valuation allowance                               (668,900)    (661,100)
                                                         ---------    ---------
    Net deferred Federal tax asset                       $    --      $    --
                                                         =========    =========

Deferred state tax asset attributable to:
  Net operating loss carryover                           $  88,500    $ 122,400
  Adjustment due to corrections                               --        (34,900)
                                                         ---------    ---------
    As restated                                             88,500       87,500
  Less, Valuation allowance                                (88,500)     (87,500)
                                                         ---------    ---------
    Net deferred state tax asset                         $    --      $    --
                                                         =========    =========

    The accompanying notes are an integral part of the financial statements.

During the current year, we determined that certain items used in the calculation of the deferred tax asset at September 30, 2003 were not appropriately includible. The items related to an adjustment of the net operating loss carryover, accrued salaries, and stock option compensation expense. The net adjustment was $291,700 to the Federal deferred tax asset and $34,900 to the state deferred tax asset. There was no overall effect, as the deferred tax asset was fully offset by a 100% valuation allowance.

At September 30, 2004, we had an unused net operating loss carryover approximating $1,967,000 that is available to offset future taxable income; it expires from years 2018 to 2024.

Note 7 - Subsequent events:
Subsequent to September 30, 2004, we began evaluating certain oil and gas properties for potential purchase. As of July 31, 2005, no transactions had been consummated.

Note 8 - New accounting pronouncements: The following recent accounting pronouncements:

o    FASB Statements

     o Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
     o Number 146, Accounting for Costs Associated with Exit or Disposal Activities,
     o Number 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,
     o Number 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123,
     o Number 149, Amendment of Statement 133 on Derivative Investments and Hedging Activities,
     o Number 150, Financial Instruments with Characteristics of Both Liabilities and Equity,
     o    Number 151, Inventory Costs - an amendment of ARB 43, Chapter 4
     o Number 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67
     o Number 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29

o    and FASB Interpretations

     o Number 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

     o Number 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51

are not currently expected to have a material effect on our financial
Statements.

    The accompanying notes are an integral part of the financial statements.
                                      F-16