Form 10QSB
period 2004-12-31
GOLDEN CHIEF RESOURCES INC
filed 2005-09-26
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2004


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                         Commission file number 0-12809


                          GOLDEN CHIEF RESOURCES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         State of Kansas                                            48-0846635
         ---------------                                            ----------
(State or other jurisdiction of                                   (IRS Employer
 incorporation or organization)                                   I. D. Number)


             896 N. Mill Street, Suite 203, Lewisville, Texas 75057
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 219-8585
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          There were 239,578,710 shares of common stock, No Par Value, outstanding as of December 31, 2004.

Transitional Small Business Disclosure Format (check one);  Yes [  ]  No [X]

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                    Golden Chief Resources Inc.
                                                         Balance Sheets
                                                           (Unaudited)

                                                                           December 31           September 30
                                                                              2004                    2004
                                                                        ----------------      --------------
ASSETS
Current assets:
             Cash                                                        $         136           $         225
                                                                         -------------           -------------
             Total current assets                                                  136                     225

Fixed assets:
             Oil & gas properties, non-producing
               Ownbey & Troyer leases                                           95,000                    --
                                                                         -------------           -------------

             Total assets                                                $      95,136           $         225
                                                                         =============           =============

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities
             Accounts payable                                                   19,516                  22,881
             Accrued expenses - related party                                   10,170                  10,170
             Accrued expenses                                                    1,000                   6,000
             Stock payable                                                      50,000                    --
                                                                         -------------           -------------

             Total current liabilities                                          80,686                  39,051
                                                                         -------------           -------------

Stockholders' equity (deficit)
             Common stock, no par value
             authorized 500,000,000 shares;                                239,578,710
             and 132,578,710 issued and outstanding                          4,647,732               3,658,732
             Accumulated deficit                                            (4,633,282)             (3,697,558)
                                                                         -------------           -------------

             Total stockholders' equity (deficit)                               14,450                 (38,826)
                                                                         -------------           -------------

             Total liabilities and stockholders' equity (deficit)        $      95,136           $         225
                                                                         =============           =============





                          Golden Chief Resources, Inc.
                             Statements of Expenses
                  Three Months Ended December 31, 2004 and 2003
                                   (Unaudited)


                                                     2004               2003
                                                -------------      -------------


Operating Expenses                              $     935,724      $        --
                                                -------------      -------------

Net Loss                                        $    (935,724)     $        --
                                                =============      =============

Basic and Diluted Loss per Share                $       (0.01)              --
                                                =============      =============

Weighted Average Shares Outstanding               157,666,622         75,412,043
                                             ================  ================





                                        Golden Chief Resources, Inc.
                                         Statements of Cash Flows
                                               (Unaudited)


                                                                                     Three Months Ended
                                                                                         December 31,
Cash Flows from Operating Activities:                                                2004             2003
-------------------------------------                                             ---------          -------

Net Loss                                                                          $(935,724)         $    --

Adjustments to reconcile net loss to net cash used in operating activities:
  Stock issued for services                                                         885,000               --
  Stock payable for services                                                         50,000
Changes in assets and liabilities:
    Accounts Payable                                                                 (3,365)              --
    Accrued expenses                                                                 (5,000)              --
                                                                                  ---------          ---------

Net Cash Used in Operating Activities                                                (9,089)              --


Cash Flows from Financing Activities:

Proceeds from stock sales                                                             9,000             10,000
                                                                                  ---------          ---------

Net Increase (Decrease) in Cash                                                         (89)            10,000

Cash - Beginning of period                                                              225               --
                                                                                  ---------          ---------

Cash - End of period                                                              $     136          $  10,000
                                                                                  =========          =========


Supplementary Disclosure:
Cash Paid for Interest                                                            $    --            $    --
Cash Paid for Taxes

Non-cash transactions:
Shares Issued for oil and gas properties                                             95,000               --


                                                     4

                          Golden Chief Resources, Inc.
                          Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Golden Chief Resources, Inc. ("Golden Chief")have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three month periods ended December 31, 2004 and 2003 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements for the year ended September 30, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

NOTE 2 - OIL AND GAS PROPERTIES PURCHASED FROM A RELATED PARTY

Golden Chief issued 96,000,000 shares of common stock to a company controlled by two directors of Golden Chief for the purchase of two oil and gas leases. The properties were recorded at the carry-over basis of the former owner totaling $95,000. The shares were valued at $960,000 resulting in an asset of $95,000 and compensation of $865,000. See footnote 4.

NOTE 3 - STOCK PAYABLE

During the three months ending December 31, 2004, Golden Chief agreed to issue 5,000,000 shares of common stock to a financial advisor for his services in helping raise capital for Golden Chief. The shares were valued at $50,000. The shares were not issued as of December 31, 2004 and are reflected as a stock payable.

NOTE 4 - COMMON STOCK

During the three months ending December 31, 2004, Golden Chief issued:

     o 96,000,000 shares of common stock valued at $960,000 to a related party for the purchase of two oil and gas leases.
     o 2,000,000 shares valued at $20,000 to a brokerage firm for their services.
     o    9,000,000 shares of common stock for cash of $9,000.

NOTE 5 - SUBSEQUENT EVENT

In January 2005, Golden Chief issued 2,000,000 shares of common stock to a company controlled by two directors of Golden Chief for the purchase of a gas gathering system. The system was recorded at the carry-over basis of the former owner totaling $34,789. The shares were valued at $36,000 resulting in an asset of $34,789 and compensation of $1,211.

During the three months ended March 31, 2005, Golden Chief agreed to issue 1,800,000 shares of common stock for $40,000. The $40,000 was received, but the shares have not been issued resulting in a stock payable.

During the three months ended June 30, 2005, Golden Chief agreed to issue 2,424,400 shares of common stock for $60,610. The $60,610 was received, but the shares have not been issued resulting in a stock payable.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

During the quarter, Golden Chief entered into a transaction with International Royalty and Oil Co. (IROC) of Dallas, Texas, a company controlled by two directors of Golden Chief to acquire certain non-producing oil and gas properties located in southeastern Kansas in exchange for the issuance of 96,000 000 shares of our common stock to the shareholders of International Royalty and Oil Co. The properties need a certain amount of remedial work in order to return to production and we estimate the need for up to $500,000 to achieve full production and resume a gas injection project on one of the leases. IROC was endeavoring to provide a further lease as of September 1, 2005, but until they can resolve certain problems pertaining to their title to the property they will be unable to deliver the lease to us. We also agreed to hire a financial advisor and a brokerage firm to provide assistance in seeking additional capital and aid in the establishment of an orderly market for our shares. We agreed to issue 5,000,000 shares to the financial advisor and 2,000,000 shares to the brokerage firm for these services.

Pursuant to the transaction with International Royalty and Oil Co., two new directors were added,: J. Fred Oden and Hugh Fowler. Mr. Hewitt and Mr. Landrum resigned from the board at that meeting, and Mr. McIlvain was then elected our president with Mr. Oden elected vice president and Mr. Fowler elected secretary. This action was effective on December 16, 2004.


Liquidity and Capital Resources:

During the current quarter, our capital resources were extremely limited. Our prospects will depend entirely on our ability to secure future financing and find a suitable line of business.

The assets as of December 31, 2004 totaled $95,136, consisting primarily of the non-producing leases acquired in the transaction with International Royalty and Oil Co. The properties were valued at $95,000 which represented the carryover basis of the related party.

Revenues and Expenses:

During the current quarter, we incurred significant operating expenses. Most of the operating expenses were for compensation for the oil and gas properties, which were secured by the issuance of our common stock to related parties. We had no revenues for the quarter.

During the quarter a year ago, we reported no revenues and had no expenses.

Subsequent Events:

During the quarter ending March 31, 2005, we raised $49,000 from existing shareholders who purchased 10,800,000 shares of our common stock from $.001 to $.025 per share. The proceeds were used to satisfy certain obligations and begin the audit for the year ending September 30, 2004. We also acquired a small natural gas pipeline located in Montgomery County, Kansas for the issuance of 2,000,000 shares of common stock valued at $36,000.

During the quarter ending June 30, 2005, we secured $60,610 in capital from existing shareholders who purchased common stock at $0.025 per share. During this quarter, we engaged Bateman & Co. as independent auditors for the year ending September 30, 2004.

On August 15, 2005, we dismissed Bateman & Co. as independent auditors and hired Malone & Bailey as independent auditors.

Disclosure Regarding Forward-Looking Statements:

Where this Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act, we desire to take advantage of the "safe harbor" provisions thereof. Therefore, we are including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-QSB reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-QSB, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

There were no changes in securities during the current quarter.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of the securities holders during the current quarter.

Item 6.  Exhibits and Reports on Form 8-K

There were no Exhibits or Reports on Form 8-K filed during the current quarter.


Exhibits




                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  GOLDEN CHIEF RESOURCES, INC.


Date:  September 21, 2005                          /s/   M. H. MCILVAIN
                                                  ------------------------------
                                                  By:  M. H. McIlvain, President
                                                  and Chief Financial Officer