Form 10QSB
period 2005-03-31
GOLDEN CHIEF RESOURCES INC
filed 2005-09-26
CIK 752391

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2005


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

             896 N. Mill Street, Suite 203, Lewisville, Texas 75057
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (972) 219-8585

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

          There were 241,578,710 shares of common stock, No Par Value, outstanding as of March 31, 2005.

Transitional Small Business Disclosure Format (check one);  Yes [ ]  No [X]

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements



                                             Golden Chief Resources Inc.
                                                    Balance Sheets
                                                     (Unaudited)
                                                                        March 31,            September 30,
                                                                          2005                   2004
                                                                       -----------            -----------
ASSETS
------

Current assets:
---------------
             Cash                                                      $     6,745            $       225
                                                                       -----------            -----------
             Total current assets                                            6,745                    225

Fixed assets:
-------------
             Montgomery County pipeline                                     34,789                   --
             Oil & gas properties, non-producing
               Ownbey & Troyer leases                                       95,000                   --
                                                                       -----------            -----------

             Total Assets                                              $   136,534            $       225
                                                                       ===========            ===========


LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------

Current liabilities
-------------------
             Accounts payable                                                8,061                 22,881
             Accrued expenses - related party                               10,170                 10,170
             Accrued expenses                                                1,000                  6,000
             Stock payable                                                  90,000                   --
                                                                       -----------            -----------

             Total current liabilities                                     109,231                 39,051
                                                                       -----------            -----------

Stockholders' equity (deficit)
------------------------------
                                                                                              -----------
             Common stock, no par value
             authorized 500,000,000 shares;
              241,578,710 and 132,578,710
             issued and outstanding                                      4,683,732              3,658,732

             Accumulated deficit                                        (4,656,429)            (3,697,558)
                                                                       -----------            -----------

             Total stockholders' equity (deficit)                           27,303                (38,826)
                                                                       -----------            -----------

             Total liabilities and stockholders' equity (deficit)      $   136,534            $       225
                                                                       ===========            ===========



                                                Golden Chief Resources, Inc.
                                                  Statements of Expenses
                                Three and Six Months Ended March 31, 2005 and 2004
                                                       (Unaudited)


                                                     Three Months                               Six Months
                                                 2005              2004                 2005                2004
                                            -------------------------------        ----------------------------------

Operating Expenses                          $    23,147       $         794        $     958,871        $         794
                                            -----------       -------------        -------------        -------------

Net Loss                                    $   (23,147)      $        (794)       $    (958,871)       $        (794)
                                            ===========       =============        =============        =============

Basic and Diluted Loss per Shar             e$ (0.00)         $       (0.00)       $       (0.00)       $       (0.00)
                                            ===========       =============        =============        =============

Weighted Average Shares Outstanding         241,488,822         117,412,043          199,335,616           96,412,043
                                            ===========       =============        =============        =============



                                                   Golden Chief Resources, Inc.
                                                    Statements of Cash Flows
                                                             (Unaudited)

                                                                                         Six Months Ended
                                                                                             March 31,
                                                                                     2005                2004
                                                                                   ---------          ----------

Cash Flows from Operating Activities:
Net Loss                                                                           $(958,871)         $    (794)

Adjustments to reconcile net loss to net cash used in operating activities:
  Stock Issued for Services                                                          886,211               --
Stock Payable for Services                                                            50,000               --
Changes in assets and liabilities:
    Accounts Payable                                                                 (14,820)           (16,395)
    Accrued Expenses                                                                  (5,000)              --
                                                                                   ---------          ---------

Net Cash Used in  Operating Activities                                               (42,480)           (17,189)
                                                                                   ---------          ---------

Cash Flows from Financing Activities:

Proceeds from stock sales                                                             49,000             25,000
                                                                                   ---------          ---------

Net Increase (Decrease) in Cash                                                        6,520              7,811

Cash - Beginning of period                                                               225               --
                                                                                   ---------          ---------

Cash - End of period                                                               $   6,745          $   7,811
                                                                                   =========          =========


Supplementary Disclosure:
Cash Paid for Interest                                                             $    --            $    --
Cash Paid for Taxes

Non-cash transactions:
Shares Issued:
  for oil and gas properties                                                         129,789               --
  to reduce payables                                                                    --               46,440


                                                                  4

                          Golden Chief Resources, Inc.
                          Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Golden Chief Resources, Inc. ("Golden Chief") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three and six month periods ended March 31, 2005 and 2004 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements for the year ended September 30, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

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

NOTE 4 - COMMON STOCK

During the six months ending March 31, 2005, Golden Chief issued:

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



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

During the quarter ending March 31, 2005, Golden Chief raised $40,000 from existing shareholders who purchased 1,800,000 shares of our common stock for approximately $0.025 per share. The proceeds were used to satisfy certain obligations and begin the audit for the year ending September 30, 2004. The 1,800,000 shares have not been issued as of March 31, 2005 and are shown as a stock payable. We also acquired a small natural gas pipeline located in Montgomery County, Kansas from a related party for the issuance of 2,000,000 shares of common stock valued at $36,000.

During the quarter ending December 31, 2004, we entered into a transaction with International Royalty and Oil Co. (IROC) of Dallas, Texas, a company controlled by two of Golden Chief's directors, to acquire certain non-producing oil and gas properties located in southeastern Kansas in exchange for the issuance of 96,000, 000 shares of our common stock to the shareholders of International Royalty and Oil Co. The properties need a certain amount of remedial work in order to return to production and we estimate the need for up to $500,000 to achieve full production and resume a gas injection project on one of the leases. IROC was endeavoring to provide a further lease as of September 1, 2005, but until they can resolve certain problems pertaining to their title to the property they will be unable to deliver the lease to us. We also agreed to hire a financial advisor and a brokerage firm to provide assistance in seeking additional capital and aid in the establishment of an orderly market for our shares. We agreed to issue 5,000,000 shares to the financial advisor valued at $50,000 and 2,000,000 shares to the brokerage firm for these services valued at $20,000.

Pursuant to the transaction with International Royalty and Oil Co. two new directors were added,: J. Fred Oden and Hugh Fowler. Mr. Hewitt and Mr. Landrum resigned from the board at that meeting, and Mr. McIlvain was then elected our president with Mr. Oden elected vice president and Mr. Fowler elected secretary. This action was effective on December 16, 2004.

Liquidity and Capital Resources:

During the current quarter, our capital resources were extremely limited. Our prospects will depend entirely on its ability to secure future financing and find a suitable line of business.

The assets as of March 31, 2005 totaled $136,534, consisting primarily of the non-producing leases acquired in the transaction with International Royalty and Oil Co and the Montgomery County gas pipeline acquired in the current quarter. The properties were valued at the predecessor's cost basis.

Revenues and Expenses:

During the six months, we incurred significant operating expenses. We incurred $958,871, mostly due to compensation expense regarding evaluation and planning for the non-producing oil and gas properties in south east Kansas. We had no revenues for the quarter.

During the quarter a year ago, we reported no revenues, and had no expenses.

Subsequent Events:

During the quarter ending June 30, 2005, we secured $60,610 in capital from existing shareholders who purchased 2,424,400 shares of common stock at $0.025 per share. During this quarter, we engaged Bateman & Co. as independent auditors for the year ending September 30, 2004.

On August 15, 2005, we dismissed Bateman & Co. as independent auditors and appointed Malone & Bailey, PC as independent auditors.

Disclosure Regarding Forward-Looking Statements:

Where this Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act, we desire to take advantage of the "safe harbor" provisions thereof. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-QSB reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-QSB, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

There were no changes in securities during the current quarter.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters have been submitted to a vote of the securities holders during the current quarter.

Item 6.  Exhibits and Reports on Form 8-K

There were no Exhibits or Reports on Form 8-K filed during the current quarter.


Exhibits



                                                          SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GOLDEN CHIEF RESOURCES, INC.


Date:  September 21, 2005                       /s  /M. H. MCILVAIN
                                                --------------------------------
                                                By:  M. H. McIlvain, President &
                                                     Chief Financial Officer