Form 10QSB
period 2005-06-30
GOLDEN CHIEF RESOURCES INC
filed 2005-09-26
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2005


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


              896 N. Mill Street, Suite 203 Lewisville, Texas 75057
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 219-8585
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          There were 241,578,710 shares of common stock, No Par Value, outstanding as of June 30, 2005.

Transitional Small Business Disclosure Format (check one);  Yes [  ]  No [X]

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                              Golden Chief Resources Inc.
                                                     Balance Sheets
                                                     (Unaudited)

                                                                           June 30,           September 30,
                                                                            2005                  2004
                                                                        -----------            -----------

ASSETS
------

Current assets:
---------------
             Cash                                                       $    22,924            $       225
                                                                        -----------            -----------
             Total current assets                                            22,924            $       225

Fixed assets:
-------------
             Montgomery County pipeline                                      34,789                   --
             Oil & gas properties, non-producing
               Ownbey & Troyer leases                                        95,000                   --
                                                                        -----------            -----------
             Total assets                                               $   152,713            $       225
                                                                        ===========            ===========


LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities
-------------------
             Accounts payable                                                15,385                 22,881
             Accrued expenses - related party                                  --                   10,170
             Accrued expenses                                                 1,000                  6,000
             Stock payable                                                  150,610                   --
                                                                        -----------            -----------

             Total current liabilities                                      166,995                 39,051
                                                                        -----------            -----------

Stockholders' equity (deficit)
-----------------------------
             Common stock, no par value
             authorized 500,000,000 shares;
              241,578,710 and 132,578,710
             issued and outstanding                                       4,683,732              3,658,732
             Accumulated deficit                                         (4,698,014)            (3,697,558)
                                                                        -----------            -----------

             Total stockholders' equity (deficit)                           (14,282)               (38,826)
                                                                        -----------            -----------

             Total liabilities and stockholders' equity (deficit)       $   152,713            $       225
                                                                        ===========            ===========




                                                         Golden Chief Resources, Inc.
                                                            Statements of Expenses
                                          Three and Nine Month Periods Ended June 30, 2005 and 2004
                                                                  (Unaudited)


                                                                  Three Months                               Nine Months
                                                           2005                  2004                2005                 2004
                                                      -----------------------------------  ---------------------------------------

Lease operating expenses                               $       3,500        $        --          $       3,500        $        --
Operating expenses                                            38,085                4,753              996,956                5,547
                                                       -------------        -------------        -------------        -------------

Net Loss                                               $     (41,585)       $      (4,753)       $  (1,000,456)       $      (5,547)
                                                       =============        =============        =============        =============

Basic and Diluted Loss per Share                       $       (0.00)               (0.00)               (0.00)               (0.00)
                                                       =============        =============        =============        =============

Weighted Average Shares Outstanding                      241,578,710          127,578,710          213,468,416          106,800,932
                                                       =============        =============        =============        =============



                                                    Golden Chief Resources, Inc.
                                                      Statement of Cash Flows
                                                             (Unaudited)


                                                                                           Nine Months Ended
                                                                                               June 30,
                                                                                      2005                 2004
                                                                                  -----------          -----------

Cash Flows from Operating Activities:
Net loss                                                                          $(1,000,456)         $    (5,547)

Adjustments to reconcile net loss to net cash used in operating activities:
  Stock Issued for Services                                                           886,211                 --
  Stock Payable for Services                                                           50,000                 --
Changes in assets and liabilities:
    Accounts Payable                                                                  (17,666)             (19,227)
    Accrued expenses                                                                   (5,000)                --
                                                                                  -----------          -----------

Net Cash Used in  Operating Activities                                                (86,911)             (24,774)


Cash Flows from Financing Activities:

Proceeds from stock sales                                                             109,610               25,000
                                                                                  -----------          -----------

Net Increase (Decrease) in Cash                                                        22,699                  226

Cash - Beginning of period                                                                225                 --
                                                                                  -----------          -----------

Cash - End of period                                                              $    22,924          $   226,924
                                                                                  ===========          ===========


Supplementary Disclosure:
Cash Paid for Interest                                                            $      --            $      --
Cash Paid for Taxes                                                                      --                   --

Non-cash transactions:
Shares Issued:
  for oil and gas properties                                                          129,789                 --
  to reduce payables                                                                     --                 46,440

                                                            4

                          Golden Chief Resources, Inc.

                          Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Golden Chief Resources, Inc. ("Golden Chief") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three and nine month periods ended June 30, 2005 and 2004 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements for the year ended September 30, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

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

NOTE 4 - COMMON STOCK

During the nine months ending June 30, 2005, Golden Chief issued:

     o 96,000,000 shares of common stock valued at $960,000 to a related party for the purchase of two oil and gas leases.
     o 2,000,000 shares valued at $20,000 to a brokerage firm for their services.
     o    9,000,000 shares of common stock for cash of $9,000.

NOTE 5 - SUBSEQUENT EVENT

During July and August 2005, Golden Chief agreed to issue 1,250,000 shares of common stock for $30,000. The $30,000 was received, but the shares have not been issued.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Golden Chief continued to examine and evaluate the non-producing oil and gas properties located in south east Kansas with the expectation of securing adequate financing to enhance and exploit the reserves. This process will probably continue through our fourth fiscal quarter.

During the nine months ending June 30, 2005, we raised $100,610 from existing shareholders who purchased 4,224,400 shares of our common stock for approximately $0.025 per share. The proceeds were used to satisfy certain obligations and to begin the audit for the year ending September 30, 2004. We also acquired a small natural gas pipeline located in Montgomery County, Kansas from a related party for the issuance of 2,000,000 shares of common stock valued at $36,000.

During the quarter ending December 31, 2004 we entered into a transaction with International Royalty and Oil Co. (IROC) of Dallas, Texas, a company controlled by two directors of Golden Chief, to acquire certain non-producing oil and gas properties located in southeastern Kansas in exchange for the issuance of 96,000, 000 shares of our common stock to the shareholders of International Royalty and Oil Co. IROC was endeavoring to provide a further lease as of September 1, 2005, but until they can resolve certain problems pertaining to their title to the property they will be unable to deliver the lease to us. The properties need a certain amount of remedial work in order to return to production and we estimate the need for up to $500,000 to achieve full production and resume a gas injection project on one of the leases. We also agreed to hire a financial advisor and a brokerage firm to provide assistance in seeking additional capital and aid in the establishment of an orderly market for our shares. We agreed to issue 5,000,000 shares to the financial advisor and 2,000,000 shares to the brokerage firm for these services.

Pursuant to the transaction with International Royalty and Oil Co., two new directors were added,: J. Fred Oden and Hugh Fowler. Mr. Hewitt and Mr. Landrum resigned from the board at that meeting, and Mr. McIlvain was then elected our president with Mr. Oden elected vice president and Mr. Fowler elected secretary. This action was effective on December 16, 2004.

Liquidity and Capital Resources:

During the nine months ending June 30, 2005, Golden Chief raised $100,610 in capital from existing shareholders who purchased common stock at approximately $0.025 per share.

Revenues and Expenses:

During the nine months ending June 30, 2005, Golden Chief spent approximately $1,000,000 in continued evaluation and planning on the non-producing properties located in south east Kansas. The Company expects to continue to evaluate and prepare a plan for the improvement of these properties, and when funds become available move the properties into a productive state. The Company reported no revenues during the current quarter.

In the prior year, we incurred minor expenses and had no revenue.

Subsequent Events:

In July and August 2005, Golden Chief sold 1,250,000 shares of common stock for $30,000 to several investors.

Disclosure Regarding Forward-Looking Statements:

Where this Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act, we desire to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-QSB reflects our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-QSB, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

There were no changes in securities during the current quarter.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters have been submitted to a vote of the securities holders during the current quarter.

Item 6.  Exhibits and Reports on Form 8-K

A filing on Form 8K was made on June 30, 2005 notifying of the engagement of Bateman & Co. of Houston, Texas as the Company's independent auditor.


                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GOLDEN CHIEF RESOURCES, INC.

Date:  September 21, 2005                      /s/  M. H. MCILVAIN
                                               --------------------------------
                                               By:  M. H. McIlvain, President &
                                                    Chief Financial Officer