Form 10KSB
period 2005-09-30
GOLDEN CHIEF RESOURCES INC
filed 2006-03-20
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
                   Annual Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For the fiscal year ended September 30, 2005

                         Commission file number: 0-12809


                          GOLDEN CHIEF RESOURCES, INC.
                          ----------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2005, was $3,472,999. The number of shares outstanding of the registrant's common stock on September 30, 2005, was 243,019,960 shares.

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

During its fiscal year ended September 30, 2005, the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. The Company does not anticipate involvement or participation in any of the above proceedings.

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


Item 2. Description of Property

As of September 30, 2005, the Company's assets consisted of only the Montgomery County Pipeline, the non-producing Lindley,Ownbey and Troyer leases.

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


Item 3. Legal Proceedings

As of February 28, 2006 there were no legal proceedings to which the Company was a party, and no litigation is known to be pending.


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


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

The Company's shares have been trading sporadically, in the Pink Sheet market since late August of 2003, and based on information available directly from the Pink Sheet data center, share prices have ranged from an annual low of $0.01 per share to a high of $0.07 per share in June of this 2005. The Company's shares are traded under the symbol GCHR.

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


As of September 30, 2005, certain options have been granted to officers and key personnel as follows: 200,000 shares at an exercise price of $0.10 per share with expiration period of December 31, 2005. The preceding numbers of shares have been adjusted for the 1 for ten reverse split effected December 17, 2001

(b) Holders

As of September 30, 2005, there were approximately 300 stockholders of record of the Company's common stock. Additional stockholders hold stock in street names; the number of street name holders is not available to the Company.

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

During the years ended September 30, 2005 and 2004, the Company had no operations and incurred operating losses of $1,090,883 and $23,186 respectively.

During the fourth quarter of the fiscal year, Golden Chief agreed to issue 2,950,000 shares of common stock for $70,000. The $70,000 was received, but as of September 30, 2005 the shares had not been issued. The Company also agreed to issue 991,250 shares for services of $19,825, and 5,000,000 shares to a related party for the acquisition of an oil and gas property with a basis of $155,114.

During the nine months ending June 30, 2005, we raised $100,610 from existing shareholders who purchased 4,224,400 shares of our common stock for approximately $0.025 per share. The proceeds were used to satisfy certain obligations and to begin the audit for the year ending September 30, 2004. We also acquired a small natural gas pipeline located in Montgomery County, Kansas from a related party for the issuance of 2,000,000 shares of common stock valued at $36,000. In July and August 2005, Golden Chief sold 1,250,000 shares of common stock for $30,000 to several investors

During the quarter ending September 30, 2004 the Company issued 5,000,000 shares for the input of $5,000 from an investor which was used for audit fees and SEC filings.

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

Subsequent Events

None

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In August of 2005 the Company dismissed Bateman & Co., Inc., PC of Houston, Texas as its independent auditor and appointed Malone-Bailey, PC as its independent auditor. In March of 2005 Clyde Bailey, P.C. resigned as the firm's independent auditor. Therefore the Company engaged Bateman & Co., Inc. P. C. of Houston, Texas to perform the audit of the Company's financial statements as of September 30, 2004. In early 2004 the Company engaged Clyde Bailey, CPA to perform the audit of the Company's financial statements for the fiscal year ending September 30, 2002 and 2003. The Company has had no disagreements on accounting and financial disclosure with its auditor or the previous auditors.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Each of the officers and directors hold office for one year terms. None of the officers or directors have been involved in any material legal proceedings. The following are the officers and directors of the Company as of September 30, 2004:

       Name              Age              Position               Director Since
       ----              ---              --------               --------------
Michael H. McIlvain      59       President and Director              1999
B. Fred Oden, III        50       Vice President and Director         2005
Hugh Fowler              49       Secretary and Director              2005


Management.

Michael H. McIlvain, age 59, Trophy Club, Texas is President and a director of the Company. Mr. McIlvain holds BS and MBA degrees from the University of Kansas. He has more than 20 years of experience in the oil and gas business, mainly with Clinton Oil Co., Wichita, Kansas, and Rickelson Oil and Gas Company, Tulsa, Oklahoma. Between 1994 and 1997, he was executive vice president of BeneFund, Inc., a publicly held telecommunications company based in Tulsa.

B. Fred Oden III, age 50, Lewisville, Texas, has been a Vice-President and a director of the Company since November 15, 2004. He is also President and Chief Executive Officer of Sabine Operating Services, Inc., Westminster, Texas which is a Texas and Kansas licensed petroleum operator. Mr. Oden has more than twenty years experience in the oil and gas industry. A sociology and law enforcement graduate of Lamar State University, Beaumont, Texas, Mr. Oden is a Texas certified peace officer.

Hugh W. Fowler, age 49, Richardson, Texas has been a Vice-President and a director of the Company since November 15, 2004. He is a business administration graduate of Stephen F. Austin University, Nacogdoches, Texas and since 1977 has worked in the oil and gas industry, primarily in Southeastern, Kansas.


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

                         Ownership at September 30, 2005

                 Name and Address         Number of     Percent of
Title of Class   of Beneficial Owner     Shares Owned      Class       Notes
--------------   -------------------     ------------      -----       -----

Common Stock     M. H. McIlvain           37,300,000       15.35%   See 2 below.
No Par Value     110 Seminole
                 Trophy Club, TX  76262

Common Stock     James W. Landrum         22,014,500        9.06%   See 1 below.
No Par Value     406 Griffith Avenue
                 Terrell, TX  75160

Common Stock     B. Fred Oden              7,000,000        2.88%   See 3 below.
No Par Value

Common Stock     Hugh Fowler                  30,000         .01%
No Par Value     505 Tiffany Trail
                 Richardson, Texas

Common Stock     Red River Properties,     20,014,500       8.40%   See 1 below.
No Par Value     Inc.
                 406 Griffith Avenue
                 Terrell, TX  75160

Common Stock     Humboldt Corp.            13,040,000       5.37%
No Par Value     1711 E. Frankford
                 Carrollton, TX 75006


All directors and officers                 44,330,000      18.24%
as a group (3 persons)

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

     2. Of Mr. McIlvain's shares 400,000 are held by Elizabeth L. McIlvain, his wife; 100,000 held by Elizabeth L. McIlvain as custodian for a minor child; and the remaining 36,800,000 shares are held directly.

     3. Mr. Oden's shares are held by Sabine Operating Services, Inc. of which he is the President and majority shareholder.

     4.   The directors include M. H. McIlvain, B. Fred Oden, and Hugh Fowler.


(c) Changes in Control

None.


Item 12. Certain Relationships and Related Transactions

In January of 2004 the Company entered into an agreement with Mr. McIlvain whereby he would receive 30,000,000 common shares in exchange for a reduction in the amount owed him by the Company in the amount of $30,000.


Item 13. Exhibits and Reports on Form 8-K

A filing on Form 8K was made on June 30, 2005 notifying of the engagement of Bateman & Co. of Houston, Texas as the Company's independent auditor. On August 15, 2005 a filing on Form 8-K was made notifying of the engagement of Malone & Bailey, PC, of Houston, Texas as registrant's independent auditor.

On October 19, 2005 a filing on Form 8-K was made notifying that the Registrant's board of directors voted to appoint Routh Stock Transfer 5700 W. Plano Parkway #1000 Plano, Texas 75093 as the Company's transfer agent replacing Fidelity Transfer Company of Salt Lake City, Utah. The change was made to provide more convenience and accountability for this function and will be effective October 24, 2005.

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

                                            GOLDEN CHIEF RESOURCES, INC.


Date:  March 17, 2006                       /s/  MICHAEL H. MCILVAIN
                                            --------------------------
                                            By: Michael H. McIlvain, President,
                                            Chief Executive Officer and
                                            Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                         Title                        Date
    ---------                         -----                        ----


/s/ MICHAEL H. MCILVAIN         President & Director           March 17, 2006
-----------------------
Michael H. McIlvain


/s/ B. FRED ODEN, III           Director                       March 17, 2006
-----------------------
B. Fred Oden, III


/s/ HUGH FOWLER                 Director                       March 17, 2006
-----------------------
Hugh Fowler

                                  GOLDEN CHIEF
                                 RESOURCES, INC.


                              FINANCIAL STATEMENTS

                               For the Years Ended
                           September 30, 2005 and 2004

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------




Board of Directors
Golden Chief Resources, Inc.
Lewisville, Texas

We have audited the accompanying balance sheets of Golden Chief Resources, Inc. as of September 30, 2005, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Chief Resources, Inc. as of September 30, 2005, and the results of its operations and its cash flows for the year then, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Malone & Bailey

January 12, 2006

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


                                              /s/ BATEMAN & CO., INC., P.C.
                                              -----------------------------
                                              BATEMAN & CO., INC., P.C.
Houston, Texas
June 30, 2005


                                     Member
               INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS
                  Offices in Principal Cities Around The World


                                   Golden Chief Resources Inc.
                                         Balance Sheets
                                    September 30, 2005 & 2004



                                             ASSETS                      2005            2004
                                                                      -----------    -----------
Current assets
       Cash                                                           $     7,093    $       225
       Advances to related parties                                         20,768
                                                                      -----------    -----------
       Total current assets                                                27,861            225
                                                                      -----------    -----------
Fixed assets
       Montgomery pipeline                                                 34,789
       Oil & gas properties, non-producing                                254,304
                                                                      -----------    -----------
       Total fixed assets                                                 289,093
                                                                      -----------    -----------
       Total assets                                                   $   316,954    $       225
                                                                      ===========    ===========


                              LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
       Accounts payable                                               $    19,108    $    22,881
       Accrued expenses - related party                                                   10,170
       Accrued expenses                                                                    6,000
       Stock payable                                                      365,724
                                                                      -----------    -----------
       Total current liabilities                                          384,832         39,051
                                                                      -----------    -----------
Stockholders' deficit
       Common stock, no par value, 500,000,000 shares authorized
       243,019,960 and 132,578,710 shares issued and outstanding at
       September 30, 2005 & 2004, respectively                          4,713,558      3,658,732
       Accumulated deficit                                               (781,436)    (3,697,558)
                                                                      -----------    -----------
       Total stockholders' deficit                                        (67,878)       (38,826)
                                                                      -----------    -----------
       Total liabilities and stockholders' deficit                    $   316,954    $       225
                                                                      ===========    ===========



                          Golden Chief Resources, Inc.
                            Statements of Operations
                  For the Years Ended September 30, 2005 & 2004

                                                   2005                2004
                                               -------------      -------------
Revenues

Expenses
  Lease operating expenses                     $       7,005
  Compensation expense                               230,206
  Consulting fees                                     49,050
  Professional fees                                   34,883      $      11,685
  Public relations                                     1,250
  Travel                                               6,173                237
  Rent                                                11,290              6,000
  Other                                              751,026              5,264
                                               -------------      -------------

Total operating expenses                           1,083,878             23,186
                                               -------------      -------------

Loss from operations                              (1,090,883)           (23,186)

Other income/(expenses)
                                               -------------      -------------

Net loss                                       $  (1,090,883)     $     (23,186)
                                               =============      =============

Basic and diluted loss per share               $       (0.00)     $       (0.00)
                                               =============      =============

Weighted average shares outstanding              220,364,874        110,252,207






                                       Golden Chief Resources Inc.

                              Statement of Changes in Stockholders' Deficit
                              For the Years Ended September 30, 2005 & 2004


                                                               Additional                       Total
                                         Common                 Paid In      Accumulated     Stockholders'
                                 Shares          Stock          Capital        Deficit         Deficit
                              ------------    ------------    ------------   ------------    ------------

Balances September 30, 2003     72,078,710    $  3,567,292    $     15,000   $ (3,674,372)   $    (92,080)

Proceeds of common stock        60,500,000          76,440                                         76,440

Net loss                                                                          (23,186)        (23,186)
                              ------------    ------------    ------------   ------------    ------------

Balances September 30, 2004    132,578,710       3,643,732          15,000     (3,674,372)        (15,640)

Proceeds of common stock       110,441,250       1,054,825                                      1,054,825

Net loss                                                                       (1,083,878)     (1,083,878)
                              ------------    ------------    ------------   ------------    ------------

Balances September 30, 2005    243,019,960    $  4,698,557    $     15,000   $ (3,674,372)   $  1,039,185






                                                  F-6

                          Golden Chief Resources, Inc.
                            Statements of Cash Flows
                  For the Years Ended September 30, 2005 & 2004


                                                        2005            2004
                                                    -----------     -----------
Cash Flows from Operating Activities

Net Loss                                            $(1,083,878)    $   (23,186)
  Stock Issued for Services                             906,036
  Stock Payable for Services                             50,000            --
  Changes in:
    Advances to related parties                         (20,768)           --
    Accounts Payable                                     (3,772)          7,185
    Accrued expenses                                     (6,000)          6,000
    Accounts payable - related party                    (10,170)        (19,774)
                                                    -----------     -----------

Net Cash Used in Operating Activities                  (168,552)        (29,775)
                                                    -----------     -----------
Cash Flows from Investing Activities:

Purchase of oil and gas properties                       (4,190)
                                                    -----------     -----------

Net Cash Used In Investing Activities                    (4,190)
                                                    -----------     -----------
Cash Flows from Financing Activities:

Proceeds of stock sales                                  19,000          30,000
Stock payable for cash                                  160,610
                                                    -----------     -----------

Net Cash Provided From Financing Activities             179,610          30,000
                                                    -----------     -----------

Net Increase (Decrease) in Cash                           6,868             225

Cash & cash equivalents
    Beginning of year                                       225
                                                    -----------     -----------
                                                    $     7,093     $       225
                                                    ===========     ===========
End of year
                                                    ===========     ===========

Supplementary Disclosure:
Cash Paid for Interest
Cash Paid for Taxes

Non-cash transactions:
Shares Issued:

  For oil and gas properties                        $   129,789
  For services                                      $   906,036
  For payables                                                      $    46,440
Stock Payable:

  For oil and gas properties                        $   155,114

               NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to confirm with the current year presentation.

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

LONG-LIVED ASSETS

Long-lived assets consist primarily of property and equipment, excess of cost over net assets of acquired businesses, and other intangible assets. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long- lived asset is reduced to its estimated fair value, less any costs associated with any final settlement. As of September 30, 2005, there was no impairment of the Company's long-lived assets.

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. As of September 30, 2005 there was no depreciation provided due to the fact that the properties have not been put into operations.

INCOME TAXES

Golden Chief recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Golden Chief provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

The Company's differences arise principally from the difference in the way oil and gas assets are deducted and from the deducibility of accrued salaries for financial statement and income tax purposes.

EARNINGS PER SHARE

Accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share excludes dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings of the entity on an "as if converted basis. This is done by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potential dilutive securities. The Company had no dilutive securities during 2005 or 2004.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Golden Chief does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Golden Chief incurred recurring net losses of 4, respectively, has an accumulated deficit of 4,781,436 and a working capital deficit of5. These conditions raise substantial doubt as to Golden Chief ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Golden Chief is unable to continue as a going concern.

NOTE 3 - OIL AND GAS PROPERTIES

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

Oil and gas properties consisted of the following at September 30, 2005:

           Description                                   Amount
           -----------------------------                --------
           Montgomery County Pipeline                   $ 34,789
           Ownbey & Troyer Leases                         95,000
           Lindley Lease                                 159,304
                                                        --------
                                                        $289,093


NOTE 4 - STOCK TRANSACTIONS

During the fiscal year 2005, Golden Chief agreed to issue 5,674,400 shares of common stock for $160,610 of cash. The $160,610 was received, but the shares have not been issued. The Company also agreed to issue 5,000,000 shares to a related party for the acquisition of an oil and gas property with a basis of $155,114 and 5,000,000 shares valued at $50,000 for services.

During the year ending September 30, 2005, Golden Chief issued:

     o 11,432,722 shares of common stock valued at $129,789 to related parties for the purchase of two oil and gas leases and gas system. In addition the company issued 86,567,278 shares valued at $866,211 for services in excess of cost of oil and gas properties to the same related parties.
     o 2,000,000 shares valued at $20,000 to a brokerage firm for their services.
     o    991,250 shares valued at $19,825 for legal services.
     o    9,450,000 shares of common stock for cash of $19,000.

During the year ending September 30, 2004, Golden Chief issued:

     o 30,000,000 shares of the Company's common stock to the Company's executive vice president to reduce the Company's payable to him by $30,000.
     o 500,000 shares to the Company's previous independent auditor to eliminate the Company's payable to him in the amount of $16,440.
     o    30,000,000 shares of common stock for cash of $30,000.

NOTE 5 - STOCK OPTIONS

At September 30, 2005, the Company had outstanding options for the purchase of its common stock as presented below. These options are related to employment agreements and services rendered to the Company.


           Exercise Price         Exercise Period            # of Shares
           --------------         ---------------            -----------
           $0.10 per share        through 12/31/05             200,000

There were no changes in outstanding options during the fiscal year 2005.

NOTE 6 - INCOME TAXES

Golden Chief uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005 and 2004, Golden Chief incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately 3,875,400 at September 30, 2005, and will expire in the years 2014 through 2025.


At September 30, 2005, deferred tax assets consisted of the following:

         Deferred tax assets
         Net operating losses                          $ 1,317,636
         Less:  valuation allowance                     (1,317,636)
                                                       -----------
         Net deferred tax asset                        $         0
                                                       ===========

NOTE 7 - RELATED PARTY TRANSACTIONS

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

In September 2005 the Company agreed to issue 5,000,000 shares to a related party for the acquisition of a non-producing oil and gas property located in Montgomery County, Kansas. The previous owner had a carrying value of $155,114 which was the amount used in Golden Chief's financials.


NOTE 8 - LEASE OBLIGATION

The Company leases its office space under a six-month lease ending December 31, 2005. Rent expense totaled $11,290 for the year ended September 30, 2005.