Form 10KSB/A
period 2005-09-30
GOLDEN CHIEF RESOURCES INC
filed 2006-05-01
CIK 752391

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

             896 N. Mill Street, Suite 203, Lewisville, Texas 75057
               (Address of principal executive offices)(Zip code)

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

PART I


Item 1. Description of Business

(a) Business Development

We were originally incorporated as Arts Antique Autos, Ltd., and changed our name to Golden Chief Resources, Inc. on August 5, 1981. During the early 1980s, we engaged in oil and gas operating, mining, real estate operations. During the mid-1980s, we lost our asset and revenue base due to economic conditions, and liquidated assets and ceased operations in 1986 and we operated briefly again in 1999 - 2002 after a change in control. Accordingly, we remained dormant with no activity from 1987 - 1999 and again from 2002 until December 2004.

During its fiscal year ended September 30, 2005, we were not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. We do not anticipate involvement or participation in any of the above proceedings.

(b) Business of Issuer

We are seeking to re-enter the oil and gas industry as a producer, but the prospect is limited by the availability of sufficient funds to pursue this on a more active basis. We currently has two employees.

(c) Reports to Security Holders

We do not intend to deliver an annual report to our security holders. The public may read and copy any materials filed with the SEC, such as this Form 10-KSB and Form 10-QSB reports. We are an electronic filer under the SEC's EDGAR filing program. Accordingly, our filings are maintained by the SEC in a database at www.sec.gov and are available to all security holders.


Item 2. Description of Property

As of September 30, 2005, our assets consisted of only the Montgomery County Pipeline and the non-producing Lindley, Ownbey and Troyer leases.

Previously, we had oil and gas operations and as such are and will be subject to federal, state and local laws and regulations and by political developments. The domestic production and sale of oil and gas are subject to federal regulation by the Department of Energy and the Federal Energy Regulation Commission. Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations. In addition, oil and gas operations are subject to extensive federal and state regulations concerning exploration, development, production, transportation and pricing, and to interruption or termination by governmental authorities.

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

Item 3. Legal Proceedings

As of April 28, 2006 there were no legal proceedings to which we were a party, and no litigation is known to be pending.


Item 4. Submission of Matters to a Vote of Securities Holders

There have been no matters submitted to a vote of securities holders since December 17, 2001 at which a special meeting of shareholders was held in Dallas, Texas at which we agreed to effect a reverse split of our common stock at a 1 for 10 ratio. This action was effective as soon as practical and was effected in the trading of our shares on January 2, 2002. The meeting also approved the filing of an S-8 registration statement with the Securities and Exchange Commission to allow the issuance of shares to consultants, advisors and attorneys. The S-8 statement was filed on December 21, 2001. The meeting also approved the change of corporate name to be determined at a later date by management. See Subsequent Events below.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

Our shares have been trading sporadically, in the Pink Sheet market since late August of 2003, and based on information available directly from the Pink Sheet data center, share prices have ranged from an annual low of $0.01 per share to a high of $0.07 per share in June of this 2005. Our shares are traded under the symbol GCHR.

Our common stock had previously traded on the over the counter bulletin board under the symbol GCHR. The stock began trading in the Spring of 2000, and the following table shows the quarterly trading information for the previous fiscal year as provided by the National Quotation Bureau.

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

As of September 30, 2005, there were approximately 300 stockholders of record of our common stock. Additional stockholders hold stock in street names; the number of street name holders is not available to us.

(c) Dividends

We have not declared or paid dividends in the past, and does not anticipate doing so in the immediate future.

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

In order for us to proceed, an input of capital and or assets must occur. We are actively seeking both.

During the years ended September 30, 2005 and 2004, we had no operations and incurred operating losses of $1,090,883 and $23,186 respectively.

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

                         Ownership at September 30, 2005

                 Name and Address       Number of        Percent
Title of Class   of Beneficial Owner    Shares Owned     of Class      Notes
--------------   -------------------    ------------     --------      -----

Common Stock     M. H. McIlvain          37,300,000       15.35%    See 2 below.
No Par Value     110 Seminole
                 Trophy Club, TX  76262


Common Stock     James W. Landrum        22,014,500        9.06%    See 1 below.
No Par Value     406 Griffith Avenue
                 Terrell, TX  75160


Common Stock     B. Fred Oden             7,000,000        2.88%    See 3 below.
No Par Value


Common Stock     Hugh Fowler                 30,000         .01%
No Par Value     505 Tiffany Trail
                 Richardson, Texas

Common Stock     Red River Properties,   20,014,500        8.40%    See 1 below.
No Par Value     Inc.
                 406 Griffith Avenue
                 Terrell, TX  75160

Common Stock     Humboldt Corp.          13,040,000        5.37%
No Par Value     1711 E. Frankford
                 Carrollton, TX 75006


All directors and officers
as a group (3 persons)                   44,330,000       18.24%

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

                                             GOLDEN CHIEF RESOURCES, INC.


Date:  March 16, 2006                        /s/  MICHAEL H. MCILVAIN
                                             --------------------------
                                             By: Michael H. McIlvain, President,
                                             Chief Executive Officer and
                                             Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                        Title                      Date
       ---------                        -----                      ----


/s/ MICHAEL H. MCILVAIN           President & Director         March 16, 2006
-----------------------
Michael H. McIlvain


/s/ B. FRED ODEN, III             Director                     March 16, 2006
-----------------------
B. Fred Oden, III


/s/ HUGH FOWLER                   Director                     March 16, 2006
-----------------------
Hugh Fowler

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



Malone & Bailey
www.malone-bailey.com
Houston, Texas
January 12, 2006

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


                                             /s/ BATEMAN & CO., INC., P.C.
                                             -----------------------------
                                                 BATEMAN & CO., INC., P.C.
Houston, Texas
June 30, 2005


                                     Member
         INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS Offices in
                        Principal Cities Around The World


                           Golden Chief Resources Inc.
                                 Balance Sheets

                                               September 30, 2005  September 30, 2004

A S S E T S
-----------

Current assets:
---------------
     Cash                                          $       7,093    $         225
     Advances to related parties                          20,768             --
     Total current assets                                 27,861              225

Fixed assets:
-------------
     Montgomery pipeline                                  34,789             --
     Oil & gas properties, non-producing
       Ownbey & Troyer leases                             95,000             --
       Lindley                                           159,304             --
                                                   -------------    -------------
     Total fixed assets                                  289,093             --
     Total assets                                  $     316,954    $         225
                                                   =============    =============

L I A B I L I T I E S  and  S T O C K H O L D E R S'  D E F I C I T
-------------------------------------------------------------------

Current liabilities
-------------------
     Accounts payable                                     19,109           22,881
     Accounts payable - related party                       --             10,170
     Accrued expenses                                       --              6,000
                                                   -------------    -------------
       Total Accounts payable                             19,109           39,051
     Stock payable                                       365,724             --
                                                   -------------    -------------
     Total current liabilities                           384,833           39,051

Stockholders' deficit
---------------------
     Common stock, no par value
     authorized 500,000,000 shares;                  243,019,960
     and 132,578,710 issued and outstanding
     Additional paid-in capital                        4,713,558        3,658,732
     Accumulated deficit                              (4,781,436)      (3,697,558)
                                                   -------------    -------------

     Total stockholders' deficit                         (67,879)         (38,826)
                                                   -------------    -------------

     Total liabilities and stockholders' deficit   $     316,954    $         225
                                                   =============    =============



                          Golden Chief Resources, Inc.
                            Statements of Operations
                  For the Years Ended September 30, 2005 & 2004

                                                    2005               2004
                                               -------------      -------------
Revenues

Expenses
  Stock for services                                 935,000
  Consulting fees                                     49,050
  Professional fees                                   34,883      $      11,685
  Public relations                                     1,250
  Travel                                               6,173                237
  Rent                                                11,290              6,000
  Other                                               46,232              5,264
                                               -------------      -------------

Total operating expenses                           1,083,878             23,186
                                               -------------      -------------

Loss from operations                              (1,083,878)           (23,186)

Other income/(expenses)

                                               -------------      -------------

Net loss                                       $  (1,083,878)     $     (23,186)
                                               =============      =============

Basic and diluted loss per share               $       (0.00)     $       (0.00)
                                               =============      =============

Weighted average shares outstanding              220,364,874        110,252,207



                                    Golden Chief Resources Inc.
                           Statement of Changes in Stockholders' Deficit
                           For the Years Ended September 30, 2005 & 2004



                                                         Additional                        Total
                                         Common Stock     Paid In       Accumulated     Stockholders'
                                            Shares        Capital         Deficit         Deficit
                                         ------------   ------------    ------------    ------------
Balance September 30, 2003
                                           72,078,710      3,582,292      (3,674,372)        (92,080)
Shares issued for:

      Cash                       12/03     10,000,000         10,000                          10,000

      Related party payables     01/04     30,000,000         30,000                          30,000

      Accounts payable           02/04        500,000         16,440                          16,440

      Cash                       03/04     15,000,000         15,000                          15,000

      Cash                       07/04      2,500,000          2,500                           2,500

      Cash                       08/04      2,500,000          2,500                           2,500

Net loss                                                                     (23,186)        (23,186)
                                         ------------   ------------    ------------    ------------
Balances at September 30, 2004
                                          132,578,710      3,658,732      (3,697,558)        (38,826)
Shares issued for:

      Cash                       10/04      7,000,000          7,000                           7,000

      Consulting fees            11/04      2,000,000         20,000                          20,000

      Cash                       12/04      2,000,000          2,000                           2,000

      Property acquisition       12/04      9,500,000         95,000                          95,000

      Services                   12/04     86,500,000        865,000                         865,000

      Property acquisition       01/05      1,932,722         34,789                          34,789

      Services                   01/05         67,278          1,211                           1,211

      Cash                       08/05        250,000          5,000                           5,000

      Cash                       09/05        200,000          5,000                           5,000

      Services                   09/05        991,250         19,825                          19,825

Net loss                                                                  (1,083,878)     (1,083,878)
                                         ------------   ------------    ------------    ------------
Balances at September 30, 2005           $243,019,960   $  4,713,557    ($ 4,781,436)   ($    67,879)
                                         ============   ============    ============    ============


                                                F-5

                          Golden Chief Resources, Inc.
                            Statements of Cash Flows
                  For the Years Ended September 30, 2005 & 2004

                                                        2005            2004
                                                    -----------     -----------
Cash Flows from Operating Activities

Net Loss                                            $(1,083,878)    $   (23,186)
  Stock Issued for Services                             906,036
  Stock Payable for Services                             50,000            --
  Changes in:
    Advances to related parties                         (20,768)           --
    Accounts Payable                                     (3,772)          7,185
    Accrued expenses                                     (6,000)          6,000
    Accounts payable - related party                    (10,170)        (19,774)
                                                    -----------     -----------

Net Cash Used in Operating Activities                  (168,552)        (29,775)
                                                    -----------     -----------
Cash Flows from Investing Activities:

Purchase of oil and gas properties                       (4,190)
                                                    -----------     -----------

Net Cash Used In Investing Activities                    (4,190)
                                                    -----------     -----------
Cash Flows from Financing Activities:

Proceeds of stock sales                                  19,000          30,000
Stock payable for cash                                  160,610
                                                    -----------     -----------

Net Cash Provided From Financing Activities             179,610          30,000
                                                    -----------     -----------

Net Increase (Decrease) in Cash                           6,868             225

Cash & cash equivalents
    Beginning of year                                       225
                                                    -----------     -----------

End of year                                         $     7,093     $       225
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

                          Golden Chief Resources, Inc.
                          Notes to Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company was incorporated as Arts Antique Autos, Ltd. in November 1976 in Kansas. During the early 1980's the Company engaged in oil and gas operating, mining, real estate operations. During the mid 1980's, economic conditions caused the Company to lose its asset and revenue base. Management decided to discontinue any further business operations and completed the liquidation of the few remaining assets during 1986. The Company did not operate a line of business until the year ended September 30, 2000. During the fiscal year ended September 30, 1998, new assets were contributed in an attempt to revive the Company. In October 1999, interests in oil and gas properties were contributed by third parties in exchange for newly issued stock. This resulted in a change in control of the Company. In July of 2002, the Company abandoned the oil assets by transferring the assets to one of the shareholders in exchange for the debt associated with the property. Management's plans include efforts to raise operating and development capital followed by further acquisition and development of oil and gas properties.

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

CASH AND CASH EQUIVALENTS

Golden Chief considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows.

OIL AND GAS PROPERTIES

Golden Chief uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of the impairment by providing an impairment allowance. Other unproved properties are amortized based on Golden Chief's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

LONG-LIVED ASSETS

Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of the asset's carrying amount or fair value less cost to sell.

As of September 30, 2005 there was no depreciation provided because the properties have not been put into operations.

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

Golden Chief's differences arise principally from the difference in the way oil and gas assets are deducted and from the deducibility of accrued salaries for financial statement and income tax purposes.

EARNINGS PER SHARE

Accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share excludes dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings of the entity on an "as if converted basis. This is done by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potential dilutive securities. Golden Chief had no dilutive securities during 2005 or 2004.

CONCENTRATIONS

Golden Chief's operations are all in the oil and gas industry. As such, revenues, costs, etc. are subject to changes due to national and international inventory levels, variations in consumption, and other discrete factors. The Company currently owns interests in only two properties and deals with a single operator on each property. Should anything happen to the operator of either property, it is believed that a substitute operator would be available.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Golden Chief does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

STOCK-BASED COMPENSATION

Golden Chief adopted the disclosure requirements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

Golden Chief has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of Golden Chief 's stock at the date of the grant over the amount an employee must pay to acquire the stock.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Golden Chief incurred recurring net losses of 4, respectively, has an accumulated deficit of 4,781,436 and has a working capital deficit of5. These conditions raise substantial doubt as to Golden Chief ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Golden Chief is unable to continue as a going concern.

NOTE 3 - STOCK TRANSACTIONS

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

During the year ending September 30, 2005, Golden Chief issued:

     o 11,432,722 common shares valued at $129,789 to related parties for the purchase of two oil and gas leases and gas system. In addition the company issued 86,567,278 shares valued at $866,211 for services in excess of cost of oil and gas properties to the same related parties.
     o 2,000,000 common shares valued at $20,000 to a brokerage firm for their services.
     o    991,250 common shares valued at $19,825 for legal services.
     o    9,450,000 common shares for cash of $19,000.

During the year ending September 30, 2004, Golden Chief issued:

     o 30,000,000 common shares to Golden Chief's executive vice president to reduce the payable to him by $30,000.
     o 500,000 common shares to Golden Chief's previous independent auditor to eliminate the payable to him of $16,440.
     o    30,000,000 shares of common stock for cash of $30,000.

At September 30, 2004, Golden Chief reserved 2,500,000 shares of its authorized but unissued common stock for possible future issuance in connection with the potential exercise of stock options.

NOTE 4 - STOCK OPTIONS

At September 30, 2005, Golden Chief had outstanding options for the purchase of its common stock as presented below. These options are related to employment agreements and services rendered to Golden Chief.


       Exercise Price           Exercise Period            # of Shares
       --------------           ---------------            -----------
       $0.10 per share          through 12/31/05           200,000


There were no changes in outstanding options during the fiscal year 2005.

NOTE 5 - INCOME TAXES

Golden Chief uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005 and 2004, Golden Chief incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $3,875,400 at September 30, 2005, and will expire in the years 2014 through 2025.

At Spetember 30, 2005, deferred tax assets consisted of the following:

                  Deferred tax assets
                    Net operating losses         $ 1,317,636
                    Less:  valuation allowance    (1,317,636)
                                                 -----------

                  Net deferred tax asset         $         0
                                                 ===========

NOTE 6 - RELATED PARTY TRANSACTIONS

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

In September 2005, Golden Chief purchased a non-producing oil and gas property located in Montgomery County, Kansas from a related party for 5,000,000 shares. The previous owner had a carrying value of $155,114 which approximates the fair market value of the shares issued and is the recorded purchase amount.

NOTE 7 - LEASE OBLIGATION

Golden Chief leased its office space under a six-month lease ending December 31, 2005. Rent expense totaled $11,290 for the year ended September 30, 2005.