Form 10QSB
period 2005-12-31
GOLDEN CHIEF RESOURCES INC
filed 2006-05-18
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2005


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


             896 N. Mill Street, Suite 203, Lewisville, Texas 75057
                    (Address of principal executive offices)

                                 (972) 219-8585
                (Issuer's telephone number, including area code)


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          There were 253,934,360 shares of common stock, No Par Value, outstanding as of December 31, 2005.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]


PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                           Golden Chief Resources Inc.
                                 Balance Sheets
                                   (Unaudited)


A S S E T S                                          December 31     September 30
-----------                                             2005              2005
                                                    -------------    -------------
Current assets:
---------------
      Cash                                          $       4,680    $       7,093
      Accounts receivable                                   3,159             --
      Advances to related parties                            --             20,768
                                                    -------------    -------------
      Total current assets                                  7,839           27,861
                                                    -------------    -------------
Fixed assets:
-------------
      Oil & gas properties, producing                     159,304             --
      Less:  Depletion                                        982             --
                                                    -------------    -------------
                                                          158,322             --
      Oil & gas properties, non-producing                  95,000          254,304
      Montgomery pipeline                                  34,789           34,789
                                                    -------------    -------------
      Total fixed assets                                  288,111          289,093
                                                    -------------    -------------
      Total assets                                  $     295,950    $     316,954
                                                    =============    =============

L I A B I L I T I E S   and   S T O C K H O L D E R S' D E F I C I T
--------------------------------------------------------------------
Current liabilities
-------------------
      Accounts payable                                     18,028           19,109
      Accounts payable - related party                      6,350             --
      Stock payable                                       212,614          365,724
                                                    -------------    -------------
      Total current liabilities                           236,992          384,833
                                                    -------------    -------------
Stockholders' deficit
---------------------
      Common stock, no par value
      authorized 500,000,000 shares; 253,934,360
      and 243,019,960 issued and outstanding            4,907,667        4,713,557
      Accumulated deficit                              (4,848,709)      (4,781,436)
                                                    -------------    -------------
      Total stockholders' deficit                          58,958          (67,879)
                                                    -------------    -------------
      Total liabilities and stockholders' deficit   $     295,950    $     316,954
                                                    =============    =============



                          Golden Chief Resources, Inc.
                            Statements of Operations
            For Three Month Periods Ended December 31, 2005 and 2004
                                   (Unaudited)

                                                   2005                2004
                                               -------------      -------------
Revenue
  Oil and gas production                       $       3,564      $        --
                                               -------------      -------------
Cost of Revenues

  Lease operating expenses                            16,131               --

  Depletion                                              982               --
                                               -------------      -------------
        Total Cost of Revenues                        17,113               --

General & administrative expenses                     53,724            935,724
                                               -------------      -------------
       Total Operating Expenses                       70,837            935,724
                                               -------------      -------------

Net loss                                       $     (67,273)     $    (935,724)
                                               =============      =============

Basic & Diluted Net Loss Per Share             $       (0.00)     $       (0.00)
                                               =============      =============
Weighted Average Shares Outstanding              253,653,334        157,666,622
                                               =============      =============






                               Golden Chief Resources Inc.
                      Statement of Changes in Stockholders' Equity
                   For the Three Month Period Ended December 31, 2005
                                       (Unaudited)

                                              Additional                       Total
                             Common Stock      Paid in       Accumulated    Stockholders'
                                Shares         Capital         Deficit         Equity
                             ------------    ------------    ------------   ------------


Balance September 30, 2005    243,019,960    $  4,713,557    $ (4,781,436)  $    (67,879)
                             ------------    ------------    ------------   ------------

Shares issued for:

  Stock Payable                10,174,400         175,610                        175,610

  Cash                            740,000          18,500                         18,500


Net loss                                                          (67,273)       (67,273)
                             ------------    ------------    ------------   ------------


Balance December 31, 2005     253,934,360    $  4,907,667    $ (4,848,709)  $     58,958
                             ============    ============    ============   ============





                          Golden Chief Resources, Inc.
                             Statement of Cash Flows
           For the Three Month Periods Ended December 31, 2005 & 2004
                                   (Unaudited)


Cash Flows from Operating Activities:                    2005            2004
-------------------------------------                  ---------      ---------
Net Loss                                               $ (67,273)     $ (95,724)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depletion                                                  982           --
  Stock Issued for Services                                 --           95,000
  Change in assets and liabilities:
    Accounts receivable                                   (3,159)          --
    Accounts payable                                      (1,081)        (3,365)
    Accounts payable to related parties                    6,350         (5,000)
    Advances to related parties                           20,768
                                                       ---------      ---------
Net Cash Used in  Operating Activities                   (43,413)        (9,089)
                                                       ---------      ---------

Cash Flows from Financing Activities:
-------------------------------------
Proceeds of stock sales                                   41,000          9,000
                                                       ---------      ---------
Net Cash Provided by Financing Activities                 41,000          9,000
                                                       ---------      ---------


Net Increase (Decrease) in Cash                           (2,413)           (89)


Cash -Beginning of year                                    7,093            225
                                                       ---------      ---------

Cash -End of year                                      $   4,680      $     136
                                                       =========      =========

Supplementary Disclosure:
-------------------------
Cash Paid for Interest                                 $    --        $    --
Cash Paid for Taxes

Non-cash transactions:
----------------------
Shares Issued for:
   Acquisition of oil and gas properties                    --           95,000
   Stock Payable                                         153,110




                                        5

                          Golden Chief Resources, Inc.
                          Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Golden Chief Resources, Inc. ("Golden Chief")have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three month periods ended December 31, 2005 and 2004 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements for the year ended September 30, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

New Accounting Standards

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. Golden Chief adopted SFAS No. 123R as of October 1, 2005. The adoption of this standard had no effect on the financial statements of Golden Chief.

NOTE 2 - STOCK PAYABLE

During the three months ending December 31, 2005, Golden Chief agreed to issue 16,574,400 shares of common stock to various investors. The shares were valued at $365,724. 7,502,000 shares were not issued as of December 31, 2005 and are reflected as a stock payable of $212,614.

NOTE 3 - COMMON STOCK

During the three months ending December 31, 2005, Golden Chief issued: 1,842,000 shares of common stock for cash of $41,000.

NOTE 4 - SUBSEQUENT EVENT

During the quarter ending March 31, 2006, we raised $60,000 from existing shareholders who purchased 2,850,000 shares of our common stock. The Company also finalized an agreement whereby certain office equipment and furniture valued at $25,000 were acquired for the issuance of 2,500,000 shares of common stock.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

The Company was able to put the Lindley lease on production during the quarter, but equipment and weather problems slowed this activity. The Company also changed transfer agents, appointing Routh Stock Transfer, Inc. of Plano, Texas as its transfer agent (see Part II Item 6).

During the year ago quarter, Golden Chief entered into a transaction with International Royalty and Oil Co. (IROC) of Dallas, Texas, a company controlled by two directors of Golden Chief to acquire certain non-producing oil and gas properties located in southeastern Kansas in exchange for the issuance of 96,000 000 shares of our common stock to the shareholders of International Royalty and Oil Co. The properties need a certain amount of remedial work in order to return to production and we estimate the need for up to $500,000 to achieve full production and resume a gas injection project on one of the leases. IROC was endeavoring to provide a further lease as of September 1, 2005, but until they can resolve certain problems pertaining to their title to the property they will be unable to deliver the lease to us. We also agreed to hire a financial advisor and a brokerage firm to provide assistance in seeking additional capital and aid in the establishment of an orderly market for our shares. We agreed to issue 5,000,000 shares to the financial advisor and 2,000,000 shares to the brokerage firm for these services.

Pursuant to the transaction with International Royalty and Oil Co., two new directors were added,: J. Fred Oden and Hugh Fowler. Mr. Hewitt and Mr. Landrum resigned from the board at that meeting, and Mr. McIlvain was then elected our president with Mr. Oden elected vice president and Mr. Fowler elected secretary. This action was effective on December 16, 2004.

Capital Resources:

During the current quarter, our capital resources were extremely limited. Our prospects will depend entirely on our ability to secure future financing.

The assets as of December 31, 2005 totaled $295,950, consisting primarily of the non-producing leases acquired in the transaction with International Royalty and Oil Co., along with the producing lease acquired from Sabine Operating Services in September 2005.

Revenues and Expenses:

During the current quarter, we incurred significant operating expenses. Most of the operating expenses were for compensation for the oil and gas properties, which were secured by the issuance of our common stock to related parties. Production from the Lindley lease began during the quarter and the Company reported revenues of $3,564 for the quarter. Operations on the Lindley continue, but equipment and weather problems resulted in lower than anticipated performance.

During the quarter a year ago, we reported no revenues.

Loss on oil & gas operations amounted to $13,549 for the three months ended December 31, 2005. Total operating expense amounted to $70,837 for the three months ended December 31, 2005, a reduction of $864,887 from the same period in the prior year resulting primarily form reduced issuances of stock for services.

Liquidity:

Net cash used in operations for the three months ended December 31, 2005 amounted to $43,413 as compared to $9,089 for the comparable period of the prior year. The increase resulted primarily from cash payments for operating expenses.

Cash provided from financing activities for the three month period ended December 31, 2005 amounts to $41,000 and consisted of cash proceeds from common stock issuances.

Subsequent Events:

During the quarter ending March 31, 2006, we raised $60,000 from existing shareholders who purchased 2,850,000 shares of our common stock. The Company also finalized an agreement whereby certain office equipment and furniture valued at $25,000 were acquired for the issuance of 2,500,000 shares of common stock.

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

ITEM 3. CONTROLS AND PROCEDURES.

     a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. Our auditors proposed material adjustments related to the issuance of stock for services, among others, which have been recorded by the Company. The Company is working to improve our accounting expertise to eliminate such adjustments in the future.

     b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.



Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of the securities holders during the current quarter.

Item 6. Exhibits and Reports on Form 8-K

A report on Form 8-K was filed on October 19, 2005 notifying that the Registrant had appointed Routh Stock Transfer, Inc. of Plano, Texas as its transfer agent replacing Fidelity Transfer Company of Salt Lake City, Utah.


Exhibits

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GOLDEN CHIEF RESOURCES, INC.


Date:  May 15, 2006                         /s/ M. H. MCILVAIN
                                            ------------------------------------
                                            By:  M. H. McIlvain, President
                                            and Chief Financial Officer