Form 10QSB
period 2006-03-31
GOLDEN CHIEF RESOURCES INC
filed 2006-05-18
CIK 752391

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2006


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

          There were 267,636,360 shares of common stock, No Par Value, outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           Golden Chief Resources Inc.
                                 Balance Sheets
                                   (Unaudited)

                                                     March 31,      September 30,
                                                       2006             2005
A S S E T S                                        -------------    -------------
-----------
Current assets:
---------------
  Cash                                             $       1,560    $       7,093
  Accounts receivable                                      3,340             --
  Advances to related parties                               --             20,768
                                                   -------------    -------------
    Total current assets                                   4,900           27,861
                                                   -------------    -------------
Property & equipment
--------------------
  Producing oil & gas property, net of depletion         157,312             --
  Furniture & fixtures, net of depreciation               24,750             --
                                                   -------------    -------------
    Total                                                182,062             --
                                                   -------------    -------------
Other assets
------------
  Non-producing oil & gas properties                      95,000          254,304
  Montgomery pipeline                                     34,789           34,789
                                                   -------------    -------------
    Total                                                129,789          289,093
                                                   -------------    -------------
  Total assets                                     $     316,751    $     316,954
                                                   =============    =============

L I A B I L I T I E S   and   S T O C K H O L D E R S'   D E F I C I T
----------------------------------------------------------------------
Current liabilities
-------------------
  Accounts payable                                 $      15,424    $      19,108
  Accounts payable - related party                         6,350             --
  Stock payable                                             --            365,724
                                                   -------------    -------------
  Total current liabilities                               21,774          384,832
                                                   -------------    -------------
Stockholders' deficit
---------------------
  Common stock, no par value
  authorized 500,000,000 shares; 267,636,360
  and 243,019,960 issued and outstanding
  in 2006 & 2005, respectively
  Additional paid-in capital                           5,206,231        4,713,558
  Accumulated deficit                                 (4,911,254)      (4,781,436)
                                                   -------------    -------------
  Total stockholders' deficit                            294,977          (67,878)
                                                   -------------    -------------

  Total liabilities and stockholders' deficit      $     316,751    $     316,954
                                                   =============    =============



                                     Golden Chief Resources, Inc.
                                       Statements of Operations
                     For Three and Six Month Periods Ended March 31, 2006 and 2005
                                              (Unaudited)


                                       Three Months Ended March 31,       Six Months Ended March 31,
                                      ------------------------------    ------------------------------
                                          2006             2005             2006             2005
                                      -------------    -------------    -------------    -------------
Revenue
  Oil and gas production              $       3,341    $        --      $       6,905    $        --
                                      -------------    -------------    -------------    -------------
Cost of Revenues
  Lease operating expenses                   13,731             --             29,862             --
  Depletion                                   1,010             --              1,991             --
                                      -------------    -------------    -------------    -------------
Total  Cost of Revenues                      14,741             --             31,853             --
General & administrative expenses            51,145           23,147          104,870          958,871
                                      -------------    -------------    -------------    -------------
       Total Operating Expenses              65,886           23,147          136,723          958,871
                                      -------------    -------------    -------------    -------------
Net loss                              ($     62,545)   ($     23,147)   ($    129,818)   ($    958,871)
                                      =============    =============    =============    =============

Basic & Diluted Net Loss Per Share    $       (0.00)           (0.00)   $       (0.00)   $       (0.00)
                                      =============    =============    =============    =============

Weighted Average Shares Outstanding     256,594,096      241,488,822      256,452,039      199,335,616
                                      =============    =============    =============    =============






                                Golden Chief Resources Inc.
                       Statement of Changes in Stockholders' Equity
                      For the Six Month Periods Ended March 31, 2006
                                        (Unaudited)

                                              Additional                        Total
                             Common Stock      Paid in       Accumulated     Stockholders'
                                Shares         Capital         Deficit          Equity
                             ------------    ------------    ------------    ------------
Balance September 30, 2005    243,019,960    $  4,713,557    $ (4,781,436)   $    (67,879)
                             ------------    ------------    ------------    ------------
Shares issued for:
  Cash                            740,000          18,500                          18,500
  Stock payable                10,174,400         175,610                         175,610
Net loss                                                          (67,273)        (67,273)
                             ------------    ------------    ------------    ------------
Balances December 31, 2005    253,934,360    $  4,907,667    $ (4,848,709)   $     58,958
Shares issued for:
  Cash                          5,400,000          60,000                          60,000
  Furniture & fixtures          2,500,000          25,000                          25,000
  Stock payable                 5,802,000         213,564                         213,564
Net loss                                                          (62,545)        (62,545)
                             ------------    ------------    ------------    ------------
Balances March 31, 2006       267,636,360    $  5,206,231    $ (4,911,254)   $    294,977
                             ============    ============    ============    ============






                          Golden Chief Resources, Inc.
                            Statements of Cash Flows
              For the Six Month Periods Ended March 31, 2006 & 2005
                                   (Unaudited)

                                                         2006            2005
                                                       ---------      ---------
Cash Flows from Operating Activities
Net Loss                                               $(129,818)     $(958,871)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation                                               250
  Depletion                                                1,992           --
  Stock Issued for Services                                 --          935,000
  Change in
    Accounts receivable                                   (3,340)          --
    Advances to related parties                           20,768
    Accounts payable                                      (3,685)       (26,649)
    Realted party accounts payable                         6,350
    Accrued expenses                                        --           (5,000)
                                                       ---------      ---------
Net cash used in  operating activities                  (107,483)       (55,520)
                                                       ---------      ---------
Cash Flows from Financing Activities
Proceeds of stock sales                                  101,950         49,000
                                                       ---------      ---------
Net cash provided by financing activities                101,950         49,000
                                                       ---------      ---------
Net decrease in cash                                      (5,533)        (6,520)
Cash - beginning of period                                 7,093          6,745
                                                       ---------      ---------
Cash - end of period                                   $   1,560      $     225
                                                       =========      =========
Supplementary Disclosure
Cash Paid for Interest                                 $    --        $    --
Cash Paid for Taxes                                    $    --        $    --

Non-cash transactions:
----------------------
Shares Issued for:
  Investing activities
    Acquisition of furniture and fixtures              $  25,000      $    --
    Acquisition of oil & gas properties                $    --        $ 129,789
  Financing activities
    Shares issued for stock payable                    $ 212,614



                                        5

                          Golden Chief Resources, Inc.
                          Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Golden Chief Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three and six month periods ended March 31, 2006 and 2005 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended September 30, 2005 included in Golden Chief's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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


NOTE 2 - ACCOUNTING POLICIES

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method at rates based on the following estimated useful lives:

                                                        Estimated
                       Classification                  Useful Life
                    ---------------------              -----------
                    Furniture and fixtures              10 Years
                    Computer equipment                   5 Years

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition. Accumulated depreciation as of March 31, 2006 amounted to $250.


NOTE 3 - COMMON STOCK

During the three months ending December 31, 2005, Golden Chief issued: 1,842,000 shares of common stock for cash of $41,000.

During the three months ending March 31, 2006, Golden Chief issued:

     o    2,850,000 shares of common stock for cash of $60,000.
     o 2,500,000 shares for the acquisition of furniture and fixtures valued at $25,000.

NOTE 4 - SUBSEQUENT EVENT

Subsequent to March 31, 2006, Golden Chief raised $15,000 from the sale of 1,500,000 common shares to existing shareholders.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

During the current quarter the Company raised $60,000 from existing shareholders who purchased 2,850,000 shares of our common stock. We continued production of the Lindley lease in Kansas and were able to recognize revenue from the lease during the quarter.

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

Capital Resources:

During the current quarter, our capital resources were extremely limited. Our prospects will depend entirely on its ability to secure future financing and develop additional producing oil & gas properties.

Assets as of March 31, 2006 amounted to $316,571, consisting primarily of the producing and non-producing oil & gas leases and the Montgomery County gas pipeline.

Results of Operations:

During the three months ended March 31, 2006, oil & gas production revenues amounted to $3,341, roughly the same as the prior quarter and an increase of $3,341 over the comparable period in the prior year. Lease operating expenses and depletion for the three months ended March 31, 2006 amounted to $14,741 resulting in a loss on oil & gas operations of $11,400 for the quarter and $24,948 for the six months ended March 31,2005.

General & administrative expenses amounted to $51,145 for the three months ended March 31, 2006, an increase of $27,998 from the comparable period in the prior year. Our net loss for the three months ended March 31, 2006 amounted to $62,545, an increase of $39,398 over the comparable quarter of the prior year and resulting in a loss from operations of $129,818 for the six month period ended March 31, 2006. Our net loss from operations for the six month period ended March 31, 2005 amounted to $958,871, the reduction to the current period results primarily from reduced stock issued for services.

Liquidity

Golden Chief used cash in its operating activities in the amount of $107,483, an increase of $51,963 over the comparable period of the prior year. The increase primarily resulted from an increase in cash payments for operating expenses and the loss on oil & gas operations. Cash was increased by $60,000 from financing activities from the proceeds of the issuance of common stock.

Subsequent Events:

None

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

                                              GOLDEN CHIEF RESOURCES, INC.


Date:  May 15, 2006                           /s/  M. H. MCILVAIN
                                              ----------------------------------
                                              By:  M. H. McIlvain, President &
                                                   Chief Financial Officer