Form 10KSB/A
period 2005-09-30
GOLDEN CHIEF RESOURCES INC
filed 2006-06-09
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                   Annual Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


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

                         Ownership at September 30, 2005

                 Name and Address       Number of      Percent
Title of Class   of Beneficial Owner   Shares Owned    of Class        Notes
--------------   -------------------   ------------    --------        -----

Common Stock     M. H. McIlvain         37,300,000      15.35%      See 2 below.
No Par Value     110 Seminole
                 Trophy Club, TX  76262


Common Stock     James W. Landrum       22,014,500       9.06%      See 1 below.
No Par Value     406 Griffith Avenue
                 Terrell, TX  75160


Common Stock     B. Fred Oden            7,000,000       2.88%      See 3 below.
No Par Value


Common Stock     Hugh Fowler                30,000        .01%
No Par Value     505 Tiffany Trail
                 Richardson, Texas

Common Stock     Red River Properties,
No Par Value     Inc.                   20,014,500       8.40%      See 1 below.
                 406 Griffith Avenue
                 Terrell, TX  75160

Common Stock     Humboldt Corp.
No Par Value     1711 E. Frankford      13,040,000       5.37%
                 Carrollton, TX 75006



All directors and officers
as a group (3 persons)                  44,330,000      18.24%

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

                                             GOLDEN CHIEF RESOURCES, INC.


Date:  June 9, 2006                          /s/ MICHAEL H. MCILVAIN
                                             --------------------------
                                             By: Michael H. McIlvain, President,
                                             Chief Executive Officer and
                                             Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                        Title                     Date
      ---------                        -----                     ----


/s/ MICHAEL H. MCILVAIN         President & Director         June 9, 2006
-----------------------
Michael H. McIlvain



/s/ B. FRED ODEN, III           Director                     June 9, 2006
-----------------------
B. Fred Oden, III


/s/ HUGH FOWLER                 Director                     June 9, 2006
-----------------------
Hugh Fowler

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



Malone & Bailey
www.malone-bailey.com
---------------------
Houston, Texas
January 12, 2006

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
                                                   =============       =============


                          Golden Chief Resources, Inc.
                            Statements of Operations
                  For the Years Ended September 30, 2005 & 2004

                                                    2005               2004
                                               -------------      -------------
Revenues

Expenses
  Stock for services                                 906,036
  Consulting fees                                     49,050
  Professional fees                                   34,883      $      11,685
  Public relations                                     1,250
  Travel                                               6,173                237
  Rent                                                11,290              6,000
  Other                                               75,196              5,264
                                               -------------      -------------

Total operating expenses                           1,083,878             23,186
                                               -------------      -------------

Loss from operations                              (1,083,878)           (23,186)

Other income/(expenses)
                                               -------------      -------------

Net loss                                       $  (1,083,878)     $     (23,186)
                                               =============      =============

Basic and diluted loss per share               $       (0.00)     $       (0.00)
                                               =============      =============

Weighted average shares outstanding              220,364,874        110,252,207






                                             Golden Chief Resources Inc.
                                    Statement of Changes in Stockholders' Deficit
                                    For the Years Ended September 30, 2005 & 2004



                                                                  Additional                                Total
                                                 Common Stock       Paid In         Accumulated         Stockholders'
                                                   Shares           Capital           Deficit              Deficit
                                               ---------------    ------------     --------------       --------------
Balance September 30, 2003                         72,078,710       3,582,292         (3,674,372)             (92,080)

Shares issued for:

      Cash                             12/03       10,000,000          10,000                                  10,000

      Related party payables           01/04       30,000,000          30,000                                  30,000

      Accounts payable                 02/04          500,000          16,440                                  16,440

      Cash                             03/04       15,000,000          15,000                                  15,000

      Cash                             07/04        2,500,000           2,500                                   2,500

      Cash                             08/04        2,500,000           2,500                                   2,500

Net loss                                                                                 (23,186)             (23,186)
                                               ---------------    ------------     --------------       --------------
Balances at September 30, 2004                    132,578,710       3,658,732         (3,697,558)             (38,826)

Shares issued for:

      Cash                             10/04        7,000,000           7,000                                   7,000

      Consulting fees                  11/04        2,000,000          20,000                                  20,000

      Cash                             12/04        2,000,000           2,000                                   2,000

      Property acquisition             12/04        9,500,000          95,000                                  95,000

      Services                         12/04       86,500,000         865,000                                 865,000

      Property acquisition             01/05        1,932,722          34,789                                  34,789

      Services                         01/05           67,278           1,211                                   1,211

      Cash                             08/05          250,000           5,000                                   5,000

      Cash                             09/05          200,000           5,000                                   5,000

      Services                         09/05          991,250          19,825                                  19,825

Net loss                                                                              (1,083,878)          (1,083,878)
                                               ---------------    ------------     --------------       --------------
Balances at September 30, 2005                    243,019,960      $4,713,557        ($4,781,436)            ($67,879)
                                               ===============    ============     ==============       ==============



                          Golden Chief Resources, Inc.
                            Statements of Cash Flows
                  For the Years Ended September 30, 2005 & 2004

                                                        2005            2004
                                                    -----------     -----------
Cash Flows from Operating Activities

Net Loss                                            $(1,083,878)    $   (23,186)
  Stock Issued for Services                             906,036
  Stock Payable for Services                             50,000            --
  Changes in:
    Advances to related parties                         (20,768)           --
    Accounts Payable                                     (3,772)          7,185
    Accrued expenses                                     (6,000)          6,000
    Accounts payable - related party                    (10,170)        (19,774)
                                                    -----------     -----------

Net Cash Used in Operating Activities                  (168,552)        (29,775)
                                                    -----------     -----------
Cash Flows from Investing Activities:

Purchase of oil and gas properties                       (4,190)
                                                    -----------     -----------

Net Cash Used In Investing Activities                    (4,190)
                                                    -----------     -----------
Cash Flows from Financing Activities:

Proceeds of stock sales                                  19,000          30,000
Stock payable for cash                                  160,610
                                                    -----------     -----------

Net Cash Provided From Financing Activities             179,610          30,000
                                                    -----------     -----------
                                                          6,868             225
Net Increase (Decrease) in Cash

Cash & cash equivalents
    Beginning of year                                       225
                                                    -----------     -----------

End of year                                         $     7,093     $       225
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

                                       F-6

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

PROPERTY & EQUIPMENT

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on their estimated useful lives. The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

Golden Chief follows the policy of beginning to depreciate property & equipment on the date the asset is available for use, which is when the asset is in the location and condition necessary to operate as intended. The Montgomery pipeline is not in condition to operate as intended as it requires testing and inspection before it will be available for use. Accordingly, no depreciation has been recorded on this asset as of December 31, 2005.

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

Unproven oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of the impairment by providing an impairment allowance. Other unproved properties are amortized based on Golden Chief's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

STOCK-BASED COMPENSATION

Golden Chief adopted the disclosure requirements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. These financial statements include no pro-forma disclosures of the impact of presenting options on the fair value method as no options were granted, modified or awarded for the years ended September 30, 2005 or 2004.

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

NOTE 2 - RECLASSIFICATIONS OF ITEMS PREVIOUSLY ISSUED FINANCIAL STATEMENTS

These financial statements include reclassifications from previously issued financial statements as of and for the year ended September 30, 2005. Non-producing oil & gas properties were detailed by property in the revised balance sheet. The previously issued financial statements included a typing error which reflected the accumulated deficit in the balance sheet as ($781,436) when in fact the amount should have been reflected as (4,781,436).

Another typing error in the statement of operations reflected the net loss from operations and the net loss as ($1,090,883) when in fact both amounts should have been presented as ($1,083,878). Additionally, the statement of operations presented herein includes a reclassification of $935,000 of expense resulting from the issuance of stock for services of which $230,206 was previously presented as compensation and $704,794 was previously presented as other expense.

Golden Chief elected to provide more detail of the individual changes presented in the statement of changes in stockholders' deficit in these financial statements. Additionally, typing errors in the original filing were corrected including changing the presentation of total stockholders deficit as of September 30, 2004 from ($15,640) to the correct amount of ($38,826) and changing the presentation of total stockholders deficit as of September 30, 2005 from $1,039,185 to the correct amount of ($67,879).

NOTE 3 - GOING CONCERN

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

NOTE 4 - STOCK TRANSACTIONS

During the fiscal year 2005, Golden Chief agreed to issue 5,674,400 shares of common stock for $160,610 of cash. The $160,610 was received, but the shares have not been issued. The Company also agreed to issue 5,000,000 shares to a related party for the acquisition of an oil and gas property with a basis of $155,114 and 5,000,000 shares valued at $50,000 for service which are payable but not issued at September 30, 2005.
s.

During the year ending September 30, 2005, Golden Chief issued:

        Description                        Shares          Stock for Services
        -----------                        ------          ------------------

Shares for services in
excess of cost of oil and gas
properties to related parties             86,567,278            $866,211

Common shares issued to a brokerage
firm for their services                    2,000,000             $20,000

Shares issued for legal services             991,250             $19,825
                                          ----------            --------

Total stock for services                  89,558,528            $906,036
                                          ==========            ========

Additionally, the following common stock transactions took place for the year ended September 30, 2005:

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

NOTE 5 - STOCK OPTIONS

The following table is an analysis of options for the purchased of Golden Chief's common stock outstanding as of September 33, 2005 & 2004.

                                    2005                       2004
                         --------------------------  ------------------------
                                         Weighted                  Weighted
                                         Average                   Average
                                         Exercise                  Exercise
                            Shares       Price         Shares      Price
                         ------------  ------------  -----------  -----------
Outstanding, beginning
  of year                     250,000  $       0.12      250,000  $      0.12
Granted                             -             -            -            -
Expired/Cancelled             (50,000)         0.20            -            -
Exercised                           -             -            -            -
                         ------------  ------------  -----------  -----------
Outstanding end of year       200,000  $       0.10      250,000  $      0.12
                         ============  ============  ===========  ===========
Exercisable                   200,000  $       0.10      250,000  $      0.12
                         ============  ============  ===========  ===========


                                Outstanding                    Exercisable
                     ----------------------------------  -----------------------
                                   Weighted
                       Number      Average     Weighted    Number       Weighted
                     Outstanding   Remaining   Average   Exercisable    Average
Range of             at Sept. 30, Contractual  Exercise   at Dec 31,    Exercise
Exercise Prices         2005         Life        Price       2005         Price
-------------------  ----------   ----------   --------  -----------    --------
  $ 0.10               200,000      3 Months   $  0.10       200,000     $ 0.10
                     ----------   ----------   --------  -----------    --------
   Total               200,000      3 Months   $  0.10       200,000     $ 0.10
                     ==========   ==========   ========  ===========    ========

There were no changes in outstanding options during the fiscal year 2005. Additionally, no options were granted, modified or awarded for the years ended December 31, 2005 or 2004. Accordingly, There would be no impact on reported basic and diluted net income if the fair value method had been applied to all awards.

NOTE 6 - INCOME TAXES

Golden Chief uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal4, Golden Chief incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $3,875,400 at September 30, 2005, and will expire in the years 2014 through 2025.

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

In January 2005, Golden Chief issued 2,000,000 shares of common stock to a company controlled by two directors of Golden Chief for the purchase of a gas gathering system. The system was recorded at the carry-over basis of the former owner totaling $34,789. The shares were valued at $36,000 resulting in an asset of $34,789 and compensation of $1,211

In September 2005, Golden Chief purchased a non-producing oil and gas property located in Montgomery County, Kansas from a related party for 5,000,000 shares. The previous owner had a carrying value of $155,114 which approximates the fair market value of the shares issued and is the recorded purchase amount.

NOTE 8 - LEASE OBLIGATION

Golden Chief leased its office space under a six-month lease ending December 31, 2005. Rent expense totaled $11,290 for the year ended September 30, 2005.