Form 10KSB/A
period 2005-09-30
GOLDEN CHIEF RESOURCES INC
filed 2006-06-26
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No.1

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

(b) Business of Issuer

We are seeking to re-enter the oil and gas industry as a producer, but the prospect is limited by the availability of sufficient funds to pursue this on a more active basis. We currently have two employees.

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

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including its Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

In connection with the completion of its audit of, and the issuance of its report on the financial statements of Golden Chief for the year ended September 30, 2005, Malone & Bailey, PC identified deficiencies in our internal controls related to the failure to record the value of common stock issued for services disclosure controls relating to such transactions during the interim periods of 2005. The adjustments to these accounts and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal controls by training our new bookkeeper in an effort to remediate these deficiencies. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Item 8B. Other Information.

     None.


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

                                             GOLDEN CHIEF RESOURCES, INC.


Date:  June 23, 2006                         /s/  MICHAEL H. MCILVAIN
                                             --------------------------
                                             By: Michael H. McIlvain, President,
                                             Chief Executive Officer and
                                             Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                        Title                      Date
       ---------                        -----                      ----


/s/ MICHAEL H. MCILVAIN           President & Director         June 23, 2006
-----------------------
Michael H. McIlvain


/s/ B. FRED ODEN, III             Vice President & Director    June 23, 2006
-----------------------
B. Fred Oden, III


/s/ HUGH FOWLER                   Secretary & Director         June 23, 2006
-----------------------
Hugh Fowler

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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


                                             /s/ BATEMAN & CO., INC., P.C.
                                             -----------------------------
                                                 BATEMAN & CO., INC., P.C.
Houston, Texas
June 30, 2005


                                     Member
         INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS Offices in
                        Principal Cities Around The World


                           Golden Chief Resources Inc.
                                 Balance Sheets

                                               September 30, 2005  September 30, 2004

A S S E T S
-----------

Current assets
---------------
     Cash                                          $       7,093    $         225
     Advances to related parties                          20,768             --
     Total current assets                                 27,861              225

Fixed assets
-------------
     Montgomery pipeline                                  34,789             --
     Oil &gas properties, non-producing
       Ownbey & Troyer leases                             95,000             --
       Lindley                                           159,304             --
                                                   -------------    -------------
     Total fixed assets                                  289,093             --
     Total assets                                  $     316,954    $         225
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
                                                   =============    =============



                          Golden Chief Resources, Inc.
                            Statements of Operations
                  For the Years Ended September 30, 2005 &2004

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




                                    Golden Chief Resources Inc.
                           Statement of Changes in Stockholders' Deficit
                           For the Years Ended September 30, 2005 & 2004



                                                         Additional                        Total
                                         Common Stock     Paid In       Accumulated     Stockholders'
                                            Shares        Capital         Deficit         Deficit
                                         ------------   ------------    ------------    ------------
Balance September 30, 2003
                                           72,078,710      3,582,292      (3,674,372)        (92,080)
Shares issued for:

      Cash                       12/03     10,000,000         10,000                          10,000

      Related party payables     01/04     30,000,000         30,000                          30,000

      Accounts payable           02/04        500,000         16,440                          16,440

      Cash                       03/04     15,000,000         15,000                          15,000

      Cash                       07/04      2,500,000          2,500                           2,500

      Cash                       08/04      2,500,000          2,500                           2,500

Net loss                                                                     (23,186)        (23,186)
                                         ------------   ------------    ------------    ------------
Balances at September 30, 2004
                                          132,578,710      3,658,732      (3,697,558)        (38,826)
Shares issued for:

      Cash                       10/04      7,000,000          7,000                           7,000

      Consulting fees            11/04      2,000,000         20,000                          20,000

      Cash                       12/04      2,000,000          2,000                           2,000

      Property acquisition       12/04      9,500,000         95,000                          95,000

      Services                   12/04     86,500,000        865,000                         865,000

      Property acquisition       01/05      1,932,722         34,789                          34,789

      Services                   01/05         67,278          1,211                           1,211

      Cash                       08/05        250,000          5,000                           5,000

      Cash                       09/05        200,000          5,000                           5,000

      Services                   09/05        991,250         19,825                          19,825

Net loss                                                                  (1,083,878)     (1,083,878)
                                         ------------   ------------    ------------    ------------
Balances at September 30, 2005            243,019,960   $  4,713,557    ($ 4,781,436)   ($    67,879)
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


NOTE 4 - STOCK TRANSACTIONS

During the fiscal year 2005, Golden Chief agreed to issue 5,674,400 shares of common stock for $160,610 of cash. The $160,610 was received, but the shares have not been issued. The Company also agreed to issue 5,000,000 shares to a related party for the acquisition of an oil and gas property with a basis of $155,114 and 5,000,000 shares valued at $50,000 for services which is payable but not issued at September 30, 2005.

During the year ending September 30, 2005, Golden Chief issued:

         Description                          Shares          Stock for Services
         -----------                          ------          ------------------

Shares for services in
excess of cost of oil and gas
properties to related parties               86,567,278             $866,211

Common shares issued to a brokerage
firm for their services                      2,000,000              $20,000

Shares issued for legal services               991,250              $19,825

Total stock for services                    89,558,528             $906,036


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

At September 30, 2004, Golden Chief reserved 2,500,000 shares of its authorized but un-issued common stock for possible future issuance in connection with the potential exercise of stock options.

NOTE 5 - STOCK OPTIONS

The following table is an analysis of options for the purchased of Golden Chief's common stock outstanding as of September 33, 2005 & 2004.

                                      2005                    2004
                         --------------------------  ------------------------
                                          Weighted                  Weighted
                                          Average                    Average
                                          Exercise                  Exercise
                            Shares        Price        Shares         Price
                         ------------  ------------  -----------  -----------
Outstanding, beginning
  of year                     250,000  $       0.12      250,000  $      0.12
Granted                             -             -            -            -
Expired/Cancelled             (50,000)         0.20            -            -
Exercised                           -             -            -            -
                         ------------  ------------  -----------  -----------
Outstanding end of year       200,000  $       0.10      250,000  $      0.12
                         ============  ============  ===========  ===========
Exercisable                   200,000  $       0.10      250,000  $      0.12
                         ============  ============  ===========  ===========


                               Outstanding                     Exercisable
                     --------------------------------     ---------------------
                                    Weighted
                       Number      Average     Weighted    Number       Weighted
                     Outstanding   Remaining   Average   Exercisable    Average
Range of             at Sept. 30, Contractual  Exercise   at Dec 31,    Exercise
Exercise Prices         2005        Life        Price       2005         Price
-------------------  ----------  ----------  --------  -----------      --------
  $ 0.10               200,000     3 Months  $  0.10       200,000       $ 0.10
                     ----------  ----------  --------  -----------     --------
   Total               200,000     3 Months  $  0.10       200,000       $ 0.10
                     ==========  ==========  ========  ===========     ========


There were no changes in outstanding options during the fiscal year 2005. Additionally, no options were granted, modified or awarded for the years ended December 31, 2005 or 2004.

The following table illustrates the effects of net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      For the years ended
                                                          September 30,
                                                  ----------------------------
                                                       2005           2004
                                                  -------------  -------------
 Net income (loss), as reported                   $ (1,083,878)  $    (23,186)
 Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                                -              -
                                                  -------------  -------------

 Pro forma net income (loss)                      $ (1,083,878)  $    (23,186)
                                                  =============  =============
 Earnings per share:
  Basic and diluted - as reported                 $       (0.0)  $      (0.00)
                                                  =============  =============
  Basic - pro forma                               $       (0.0)  $      (0.00)
                                                  =============  =============
  Diluted - pro forma                             $       (0.0)  $      (0.00)
                                                  =============  =============



NOTE 6 - INCOME TAXES

Golden Chief uses the liability method, where deferred tax assets and liabilities based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005 and 2004, Golden Chief incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $3,875,400 at September 30, 2005, and will expire in the years 2014 through 2025.

The following table illustrates the effects of net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      For the years ended
                                                          December 31,
                                                  ----------------------------
                                                       2005          2004
                                                  -------------  -------------
 Net income (loss), as reported                   $ (4,957,536)  $ (4,656,826)
 Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                          (36,022)      (157,261)
                                                  -------------  -------------

 Pro forma net income (loss)                      $ (4,993,588)  $ (4,814,087)
                                                  =============  =============
 Earnings per share:
  Basic and diluted - as reported                 $      (0.45)  $      (0.05)
                                                  =============  =============
  Basic - pro forma                               $      (0.45)  $      (0.05)
                                                  =============  =============
  Diluted - pro forma                             $      (0.45)  $      (0.05)
                                                  =============  =============


At September 30, 2005, deferred tax assets consisted of the following:

                  Deferred tax assets
                    Net operating losses         $ 1,317,636
                    Less:  valuation allowance    (1,317,636)
                                                 -----------

                  Net deferred tax asset         $         0
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