Form 10KSB/A
period 2005-09-30
GOLDEN CHIEF RESOURCES INC
filed 2006-08-08
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No.4

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

                                             GOLDEN CHIEF RESOURCES, INC.


Date:  August 8, 2006                        /s/  MICHAEL H. MCILVAIN
                                             --------------------------
                                             By: Michael H. McIlvain, President,
                                             Chief Executive Officer and
                                             Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                        Title                      Date
       ---------                        -----                      ----


/s/ MICHAEL H. MCILVAIN           President & Director         August 8, 2006
-----------------------
Michael H. McIlvain


/s/ B. FRED ODEN, III             Vice President & Director    August 8, 2006
-----------------------
B. Fred Oden, III


/s/ HUGH FOWLER                   Secretary & Director         August 8, 2006
-----------------------
Hugh Fowler

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

NOTE 5 - STOCK OPTIONS

The following table lists the options outstanding at September 30, 2005.

                     Date of
Grantee               Grant         Exp. Date       Price      # Shares
-------               -----         ---------       -----      --------
Danny Looney        12/3/1999       12/31/2005      $0.10      200,000


The following table is an analysis of options for the purchased of Golden Chief's common stock outstanding as of September 33, 2005 & 2004.

                                      2005                    2004
                         --------------------------  ------------------------
                                          Weighted                  Weighted
                                          Average                    Average
                                          Exercise                  Exercise
                            Shares        Price        Shares         Price
                         ------------  ------------  -----------  -----------
Outstanding, beginning
  of year                     250,000  $       0.12      250,000  $      0.12
Granted                             -             -            -            -
Expired/Cancelled             (50,000)         0.20            -            -
Exercised                           -             -            -            -
                         ------------  ------------  -----------  -----------
Outstanding end of year       200,000  $       0.10      250,000  $      0.12
                         ============  ============  ===========  ===========
Exercisable                   200,000  $       0.10      250,000  $      0.12
                         ============  ============  ===========  ===========


                               Outstanding                     Exercisable
                     --------------------------------     ---------------------
                                    Weighted
                       Number      Average     Weighted    Number       Weighted
                     Outstanding   Remaining   Average   Exercisable    Average
Range of             at Sept. 30, Contractual  Exercise   at Dec 31,    Exercise
Exercise Prices         2005        Life        Price       2005         Price
-------------------  ----------  ----------  --------  -----------      --------
  $ 0.10               200,000     3 Months  $  0.10       200,000       $ 0.10
                     ----------  ----------  --------  -----------     --------
   Total               200,000     3 Months  $  0.10       200,000       $ 0.10
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