Form 10QSB
period 2006-06-30
GOLDEN CHIEF RESOURCES INC
filed 2006-09-27
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2006


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

                                 (972) 219-8585
                 ---------------------------------------------
                (Issuer's telephone number, including area code)


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          There were 275,136,360 shares of common stock, No Par Value, outstanding as of June 30, 2006.

Transitional Small Business Disclosure Format (check one);  Yes [  ]  No [X]

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                                        Golden Chief Resources Inc.
                                               Balance Sheets

                                                                       (Unaudited)
                                                                         June 30              September 30
                                                                           2006                    2005
                                                                       -------------          ------------
A S S E T S
-----------
Current assets:
---------------
              Cash                                                     $       2,239          $       7,093
              Accounts receivable                                               --                     --
              Advances to related parties                                      6,000                 20,768
                                                                       -------------          -------------
              Total current assets                                             8,239                 27,861
                                                                       -------------          -------------

Property & equipment
--------------------
              Producing oil & gas property, net of depletion           $     157,311          $        --
              Furniture & fixtures, net of depreciation                       24,000                   --
                                                                       -------------          -------------
                   Total                                                     181,311                   --
                                                                       -------------          -------------

Other assets
------------
              Non-producing oil & gas properties                              95,000                254,304
              Montgomery pipeline                                             34,789                 34,789
                                                                       -------------          -------------
              Total                                                          129,789                289,093
                                                                       -------------          -------------

              Total assets                                             $     319,339          $     316,954
                                                                       =============          =============


L I A B I L I T I E S and S T O C K H O L D E R S' E Q U I T Y / (D E F I C I T)
--------------------------------------------------------------------------------

Current liabilities
-------------------
              Accounts payable                                                33,963                 19,108
              Accounts payable - related party                                 6,350                   --
              Stock payable                                                     --                  365,724
                                                                       -------------          -------------
              Total current liabilities                                       40,313                384,832
                                                                       -------------          -------------


Stockholders' equity/(deficit)
------------------------------
              Common stock, no par value
              authorized 500,000,000 shares; 267,836,360
              and 243,019,960 issued and outstanding
              Additional paid-in capital                                   5,250,281              4,712,607
              Accumulated deficit                                         (4,971,255)            (4,780,485)
                                                                       -------------          -------------

              Total stockholders' equity/(deficit)                           279,026                (67,878)
                                                                       -------------          -------------

              Total liabilities and stockholders' equity/(deficit)     $     319,339          $     316,954
                                                                       =============          =============




                                              Golden Chief Resources, Inc.
                                                Statements of Operations
                                 For Three and Nine Months Ended June 30, 2006 and 2005


                                                   Three Months                               Nine Months
                                             2006               2005                 2006                  2005
                                             ----               ----                 ----                  ----
                                          (Unaudited)                             (Unaudited)


Revenue
  Oil and gas                           $        --          $        --          $    6,905.00        $        --
  Other income                                   --                   --                   --                   --
                                        -------------        -------------        -------------        -------------
  Total Revenue                                  --                   --               6,905.00                 --

Cost of Revenues
  Lease operating expenses                      7,552                3,500               37,413                3,500
  Depletion                                      --                   --                  1,991                 --
                                        -------------        -------------        -------------        -------------
        Total  Cost of Revenues                 7,552                3,500               39,404                3,500

  Gross Profit                                 (7,552)              (3,500)             (32,499)              (3,500)
                                        -------------        -------------        -------------        -------------

Operating Expenses
  Depreciation                                    750                 --                  1,000                 --
  Personnel costs                                --                   --
  Consulting fees                               6,000               16,900               23,500              122,900
  Professional fees                            17,929                2,500               29,089                2,500
  Public relations                                175                  960                   15                  960
  Travel                                        2,046                2,031                5,149                3,301
  Rent                                          4,275                4,375               11,400                8,015
  Other                                        22,224                6,966               87,167               13,716
                                        -------------        -------------        -------------        -------------
       Total Operating Expenses                53,399               33,732              157,320              151,392
                                        -------------        -------------        -------------        -------------

Income from Operations                        (60,951)             (37,232)            (189,819)            (154,892)

Other Income/(Expenses)
  Gain/(loss) on sale of investments             --                   --                   --                   --
  Unrealized gain on investments                 --                   --                   --                   --
  Interest income                                --                   --                   --                   --
                                        -------------        -------------        -------------        -------------

Income before income taxes                    (60,951)             (37,232)            (189,819)            (154,892)

  Income taxes                                   --                   --                   --                   --
                                        -------------        -------------        -------------        -------------

Net Income                                    (60,951)             (37,232)            (189,819)            (154,892)
                                        =============        =============        =============        =============

Earnings per Share                      $       (0.00)               (0.00)               (0.00)               (0.00)
                                        =============        =============        =============        =============

Weighted Average Shares Outstanding       271,036,360          249,520,177          265,728,138          224,559,199
                                        =============        =============        =============        =============




                                 Golden Chief Resources, Inc.
                                   Statements of Cash Flows
                          For the Nine Months Ended June 30, 2006 & 2005
                                        (Unaudited)


                                                              2006                     2005
                                                              ----                     ----

Cash Flows from Operating Activities:

Net (Loss)                                                 $(189,819)                $(154,892)

Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation                                                 1,000                      --
  Depletion                                                    1,991                      --
  Stock Issued for Services                                     --                      95,000
Change in assets and liabilities:
  Decrease(increase) in:
    Accounts receivable                                         --                        --
    Advances to related parties                              (14,768)                     --
    Accounts Payable                                          14,855                   (22,019)
    Related party accounts payable                             6,350                      --
    Accrued expenses                                            --                      (5,000)
                                                           ---------                 ---------

Net Cash Used in  Operating Activities                      (180,391)                  (86,911)
                                                           ---------                 ---------

Cash Flows from Financing Activities:
                                                           ---------                 ---------
Proceeds of stock sales                                      175,537                    93,779
                                                           ---------                 ---------

Net Cash Used In Financing Activities                        175,537                    93,779
                                                           ---------                 ---------

Net Increase (Decrease) in Cash                               (4,854)                    6,868

Cash -Beginning of year                                        7,093                       225
                                                           ---------                 ---------

Cash -End of period                                        $   2,239                 $   7,093
                                                           =========                 =========

Supplementary Disclosure:
Cash Paid for Interest                                     $    --                   $    --
Cash Paid for Taxes

Non-cash transactions:
Value of shares Issued for:
  Consulting                                               $  95,000
  Investing activities                                          --                        --
    Acquisition of furniture and fixtures                  $  25,000                      --
    Acquisition of oil & gas properties                         --                   $ 129,789

                          Golden Chief Resources, Inc.

                          Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Golden Chief Resources, Inc. (Golden Chief) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three and nine month periods ended June 30, 2006 and 2005 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended September 30, 2005 included in Golden Chief's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

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


NOTE 2 - ACCOUNTING POLICIES

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method at rates based on the following estimated useful lives:

                                                            Estimated
                      Classification                        Useful Life
                      --------------                        -----------

                 Furniture and fixtures                      10 Years
                 Computer equipment                           5 Years

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition. Accumulated depreciation as of June 30, 2006 amounted to $1,000.


NOTE 3 - COMMON STOCK
During the three month period ended June 30, 2006, Golden Chief issued 7,500,000 shares of common stock for cash of $45,000.

During the three months ended March 31, 2006, Golden Chief issued:

     o    2,850,000 shares of common stock for cash of $60,000.
     o 2,500,000 shares for the acquisition of furniture and fixtures valued at $25,000.
     o    During the three months ended December 31, 2005, Golden Chief issued:
          1,842,000 shares of common stock for cash of $41,000.

NOTE 4 - SUBSEQUENT EVENT

In July and August 2006, Golden Chief sold 300,000 shares of common stock for $3,000 to one investor. On July 31, 2006 the Company's directors re-aligned the officer slate with Mr. B. Fred Oden, III being appointed president and Mr. M. H. McIlvain moving to the Executive Vice President position. On August 9, 2006 the Company's Board of Directors dismissed Malone & Bailey, PC as its independent auditors and engaged Turner, Stone & Company, LLC as its independent auditors.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:
During the current quarter the Company raised $45,000 from existing shareholders who purchased 7,500,000 shares of our common stock. We continued production of the Lindley lease in Kansas, but there were no sales from the lease during the quarter.

Golden Chief continued to examine and evaluate the non-producing oil and gas properties located in south east Kansas with the expectation of securing adequate financing to enhance and exploit the reserves. This process will probably continue through our fourth fiscal quarter.

During the nine months ended June 30, 2006, we raised $175,537 from existing shareholders who purchased 13,640,000 shares of our common stock. The proceeds were used to satisfy certain obligations and to fund operations during the current year.

Liquidity and Capital Resources:

During the current quarter, our capital resources were extremely limited. Our prospects will depend entirely on Golden Chief's ability to secure future financing and develop additional producing oil & gas properties.

Assets as of June 30, 2006 amounted to $319,340, consisting primarily of the producing and non-producing oil & gas leases and the Montgomery County gas pipeline.

During the nine months ended June 30, 2006, Golden Chief raised $175,537 in capital from existing shareholders.

Results of Operations:

During the three months ended June 30, 2006, Golden Chief had no oil & gas production revenues. Lease operating expenses and depletion for the three months ended June 30, 2006 amounted to $7,552 resulting in a loss on oil & gas operations of $7,552 for the quarter and $39,404 for the nine months ended June 30,2006.

General & administrative expenses amounted to $53,399 for the three months ended June 30, 2006, an increase of $19,667 from the comparable period in the prior year. Our net loss for the three months ended June 30, 2006 amounted to $60,951, an increase of $23,719 over the comparable quarter of the prior year and resulting in a loss from operations of $189,819 for the nine month period ended June 30, 2006. Our net loss from operations for the nine month period ended June 30, 2005 amounted to $154,892.

The Company expects to continue to evaluate and prepare a plan for the improvement of our properties, and when funds become available move the properties into a productive state. The Company reported no revenues during the current quarter.

Subsequent Events:

In July and August 2006, Golden Chief sold 300,000 shares of common stock for $3,000 to one investor. On July 31, 2006 the Company's directors re-aligned the officer slate with Mr. B. Fred Oden, III being appointed president and Mr. M. H. McIlvain moving to the Executive Vice President position. On August 9, 2006 the Company's Board of Directors dismissed Malone & Bailey, PC as its independent auditors and engaged Turner, Stone & Company, LLC as its independent auditors.

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


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

During the three month period ended June 30, 2006, Golden Chief issued 7,500,000 shares of common stock for cash of $45,000.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC. The Certifying Officers concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Changes in internal controls.

Our scope of internal control is intended to extend to policies, procedures, processes, systems, activities, initiatives, and endeavors required of a company with our transactions, expenses, and operations. To this end, management has made changes to internal controls and procedures, including corrective actions with regard to significant deficiencies or material weaknesses identified in the Company's audit for the period ending September 30, 2005 and the years ended September 30, 2004 and 2003, respectively. As of this date, it is the belief of management that, given the Company's operations, our revised disclosure controls and procedures will be effective.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters have been submitted to a vote of the securities holders during the current quarter.

Item 6.  Exhibits and Reports on Form 8-K

A filing on Form 8K was made on August 2, 2006 notifying that the Company's board of directors had re-aligned the officer slate with Mr. B. Fred Oden, III being appointed President and Mr. M. H. McIlvain moving to the Executive Vice President position


                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GOLDEN CHIEF RESOURCES, INC.

Date:  September 25, 2006         /s/M. H. MCILVAIN
                                  --------------------------------
                                  By:  M. H. McIlvain, Executive Vice-President
                                  and Chief Financial Officer