Form 10KSB/A
period 2005-09-30
GOLDEN CHIEF RESOURCES INC
filed 2006-10-13
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No.5

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [  ]   No  [ X ]

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

                                             GOLDEN CHIEF RESOURCES, INC.


Date:  October 13, 2006                      /s/  MICHAEL H. MCILVAIN
                                             --------------------------
                                             By: Michael H. McIlvain, President,
                                             Chief Executive Officer and
                                             Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                        Title                      Date
       ---------                        -----                      ----


/s/ MICHAEL H. MCILVAIN           President & Director         October 13, 2006
------------------------
Michael H. McIlvain


/s/ B. FRED ODEN, III             Vice President & Director    October 13, 2006
------------------------
B. Fred Oden, III


/s/ HUGH FOWLER                   Secretary & Director         October 13, 2006
------------------------
Hugh Fowler

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

Current assets
--------------
     Cash                                          $       7,093    $         225
     Advances to related parties                          20,768             --
     Total current assets                                 27,861              225

Fixed assets
------------
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