Form 10QSB/A
period 2005-12-31
GOLDEN CHIEF RESOURCES INC
filed 2006-10-13
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                Amendment No. 1

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  [ X ]  No  [  ]

Indicate by check mark whether the registrant is a shall company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [  ]  No  [ X ]

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

                                            GOLDEN CHIEF RESOURCES, INC.


Date:  October 13, 2006                     /s/ M. H. MCILVAIN
                                            ------------------------------------
                                            By:  M. H. McIlvain, President
                                            and Chief Financial Officer