Form 10QSB/A
period 2006-06-30
GOLDEN CHIEF RESOURCES INC
filed 2006-10-13
CIK 752391

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

                                        Golden Chief Resources Inc.
                                               Balance Sheets

                                                                       (Unaudited)
                                                                         June 30              September 30
                                                                           2006                    2005
                                                                       -------------          ------------
A S S E T S
------------
Current assets:
----------------
              Cash                                                     $       2,239          $       7,093
              Accounts receivable                                               --                     --
              Advances to related parties                                      6,000                 20,768
                                                                       -------------          -------------
              Total current assets                                             8,239                 27,861
                                                                       -------------          -------------

Property & equipment
---------------------
              Producing oil & gas property, net of depletion           $     157,311          $        --
              Furniture & fixtures, net of depreciation                       24,000                   --
                                                                       -------------          -------------
                   Total                                                     181,311                   --
                                                                       -------------          -------------

Other assets
-------------
              Non-producing oil & gas properties                              95,000                254,304
              Montgomery pipeline                                             34,789                 34,789
                                                                       -------------          -------------
              Total                                                          129,789                289,093
                                                                       -------------          -------------

              Total assets                                             $     319,339          $     316,954
                                                                       =============          =============


L I A B I L I T I E S and S T O C K H O L D E R S' E Q U I T Y / (D E F I C I T)
---------------------------------------------------------------------------------

Current liabilities
--------------------
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


Stockholders' equity/(deficit)
-------------------------------
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