Form 10KSB
period 2006-09-30
GOLDEN CHIEF RESOURCES INC
filed 2007-02-21
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


                   Annual Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For the fiscal year ended September 30, 2006

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a                Yes [ ] No [X]
shell company (as defined in Rule 12b-2 of the Exchange Act).


        State issuer's revenues for its most recent fiscal year $11,218.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2006, was $1,113,282. The number of shares outstanding of the registrant's common stock on September 30, 2006, was 275,436,360 shares.

PART I

Item 1. Description of Business

(a) Business Development

Golden Chief Resources, Inc. ("Golden Chief or the Company") was originally incorporated as Arts Antique Autos, Ltd., and changed its name to Golden Chief Resources, Inc. on August 5, 1981. During the early 1980s, the Company engaged in oil and gas operating, mining, real estate operations. During the mid-1980s, Golden Chief lost its asset and revenue base due to economic conditions, and liquidated assets and ceased operations in 1986, and the Company operated briefly again in 1999 - 2002 after a change in control. Accordingly, the Company remained dormant with no activity from 1987 - 1999 and again from 2002 until December 2004.

During its fiscal year ended September 30, 2006, the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. We do not anticipate involvement or participation in any of the above proceedings.

(b) Business of Issuer

On a very small scale Golden Chief has re-entered the oil and gas industry as a producer but the prospect of growth is limited by the availability of sufficient funds to pursue this on a more active basis. The Company currently has three employees.

(c) Reports to Security Holders

The Company does not intend to deliver an annual report to our security holders. The public may read and copy any materials filed with the SEC, such as this Form 10-KSB and Form 10-QSB reports. We are an electronic filer under the SEC's EDGAR filing program. Accordingly, our filings are maintained by the SEC in a database at www.sec.gov and are available to all security holders.

Item 2. Description of Property

As of September 30, 2006, the assets consisted of only the Montgomery County Pipeline, the Lindley lease, which produces oil, and the non-producing, Ownbey and Troyer leases.

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

The term "working interest" as used herein means all or a fractional part of the ownership rights granted by a concession or lease. The working interest or a part thereof, pays all costs of operation and is entitled to the gross production less royalties retained by the grantor or lessor and less other royalties or non-operating interests created and assigned from the working interest.

There are currently 4 oil wells on the Lindley lease in which the Company owns a 100% working interest.

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and Federal governments. The overall market is mature, and, with the exception of gas, all producers in a producing region will receive the same price. Purchasers or gatherers will typically purchase all crude oil offered for sale at posted field prices which are adjusted for quality difference from the "Benchmark". Benchmark is the price of Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Oil pumped from wells is stored in tanks on site where the purchaser normally picks up the oil at the well site, but in some instances there may be deductions for transportation from the well head to the sales point. Either Golden Chief or the purchaser handles payment disbursements to both the working interest owners and the royalty interest owners.

During the year ended September 30, 2006, the following customers accounted for greater than 10% of our oil and gas sales:

            CMT Inc.                 100%

Golden Chief has no other relationship with this customer. This concentration is a matter of convenience for us rather than necessity since these customers are active buyers in the areas where our wells are located, and prices between potential customers vary little or not at all as prices are tied to the going market rate for the commodity. If Golden Chief lost its largest customer, management believes Golden Chief could quickly replace the lost customer with other buyers paying comparable prices. Consequently, management does not believe the loss of one or more of Golden Chief's major customers would have a material adverse effect on its business.

Oil and Gas Reserves

The following table summarizes certain information regarding the estimated proved oil reserves and estimated future net revenues of the Company and attributable to the Company's net revenue interests in the Lindley lease in Montgomery County, Kansas. Such estimated reserves are based upon an evaluation report prepared by William W. Jackson, Petroleum Engineer of Richardson, Texas. More information is located in Note 12 to the Financial Statements attached hereto.

PROVED OIL RESERVES
September 30, 2006

                                               (Barrels)
     Proved developed reserves:
              Beginning of year                 10,761
              Purchases of reserves in place       -0-
              Adjustments                         (-0-)
              Production                          (231)
                       End of year              10,530


All of the Company's reserves are located within the United States and consist of crude oil. No estimates of reserves have been reported to or filed with any other Federal authority or agency during the year presented.

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

Proved developed producing reserves are those expected to be recovered from currently producing zones under continuation of present operating methods. Proved developed non-producing reserves consist of (i) reserves from wells which have been completed and tested but are not yet producing due to lack of market or minor completion problems which are expected to be corrected, and (ii) reserves currently behind the pipe in existing wells and which are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the well. Proved undeveloped reserves are those reserves which may be expected either from existing wells that will require major expenditure to develop or from undrilled acreage adjacent to productive units, which are reasonably certain of production when, drilled.

Impairment

Golden Chief has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and proved oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell. Fair values used for impairment identification are based on undiscounted cash flow amounts determined by the reserve reports. During the fiscal year ended September 30, 2006, Golden Chief did not identify any properties requiring impairment. Unproved oil and gas properties are periodically assessed for impairment following the guidance provided in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies".

Oil and Gas Property and Equipment

The Company uses the successful efforts method of accounting for its oil and gas producing activities, which are located in Kansas. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and costs to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves and geological and geophysical costs and costs of carrying and retaining undeveloped properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on Golden Chief's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit of production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete or partial unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Accounting for Asset Retirement Obligations

Golden Chief accounts for the asset retirement obligations under the provisions of FASB No. 143, which requires the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recognized. No accretion expense is included in "Depreciation, depletion, and amortization" in the accompanying consolidated statement of operations for the year ended September 30, 2006 since the Company's estimates reflect that the remaining salvage value of recoverable property exceeds the liability of the potential retirement obligations.


Item 3. Legal Proceedings

As of February 15, 2007 there were no legal proceedings to which we were a party, and no litigation is known to be pending.

Item 4. Submission of Matters to a Vote of Securities Holders

On December 21, 2007 the Company held a special shareholders meeting at which the shareholders approved a resolution authorizing the Board of Directors to evaluate the necessity of a reverse stock split and also to implement a reverse stock split if they determine it to be necessary. The shareholders also ratified the actions of the officers and directors since the last special shareholders meeting on December 17, 2001.

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


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

Our shares have been trading sporadically, in the Pink Sheet market since late August of 2003, and based on information available directly from the Pink Sheet data center, share prices have ranged from an annual low of $0.002 per share to a high of $0.15 per share. The shares have been traded on the over the counter bulletin board since late November of 2006. Our shares are traded on both markets under the symbol GCHR.

As of September 30, 2006, certain options have been granted to investors as follows: 2,500,000 shares at an exercise price of $0.05 per share with expiration periods ending in early to mid 2007.

(b) Holders

As of September 30, 2006, there were approximately 2,200 stockholders of record of our common stock. Additional stockholders hold stock in street names; the number of street name holders is not available to us.

(c) Dividends

The Company has not declared or paid dividends in the past, and does not anticipate doing so in the immediate future.

Item 6. Management's Discussion and Analysis or Plan of Operations

During the fiscal year ended September 30, 2006 the Company began operating the Lindley lease located in Montgomery County, Kansas. While production has been minimal, the Company believes that additional development work on the lease can be advantageous. The Company also entered into farmout agreements on leases located in Jefferson County, Kansas and Chautauqua County, Kansas. At year-end a test well had been drilled on the Jefferson County lease (the Noll lease) and production casing has been set, and further completion procedures are planned. The Noll well was completed as a producer and should be put on production sometime in the Spring of 2007.

The Company continues to seek additional working capital which will allow the Company to retain larger interests in the properties. Until we acquire this additional working capital, the Company will be forced to operate using the farmout method which results in a lower working and net revenue interest to the Company.

During the current fiscal year the Company continued to raise needed funds through the sale of common stock to existing shareholders. During the year we sold 12,542,000 shares and received $149,000 in proceeds from these sales. In order to continue operations the Company will need to continue to raise additional funds from common stock sales or other sources.

Subsequent Events

On December 21, 2007 the Company held a special shareholders meeting at which the shareholders approved a resolution authorizing the Board of Directors to evaluate the necessity of a reverse stock split and also to implement a reverse stock split if they determine it to be necessary. The shareholders also ratified the actions of the officers and directors since the last special shareholders meeting on December 17, 2001.

Subsequent to the end of the fiscal year, six additional wells were drilled on the Ownbey lease in Chautauqua County, Kansas pursuant to a farmout agreement which provides that the Company receive a "carried" working interest in the wells. Production casing was set on all wells and completions operations will begin in early 2007.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In August of 2006 the Company dismissed Malone-Bailey, PC, of Houston, Texas as its independent auditor and appointed Turner, Stone, & Company LLP of Dallas, Texas as its independent auditor. The Company made the change because of the proximity of Turner, Stone & Company, LLP's location.

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

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including its Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

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

Item 8B. Other Information.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Each of the officers and directors hold office for one year terms. None of the officers or directors have been involved in any material legal proceedings. The following are the officers and directors of the Company as of September 30, 2006:

       Name              Age             Position                 Director Since
       ----              ---             --------                 --------------
B. Fred Oden, III        51    President and Director                  2004
Michael H. McIlvain      60    Executive Vice President and Director   1999
Hugh Fowler              50    Secretary and Director                  2004

Management.

B. Fred Oden III, age 51, Lewisville, Texas, has been President since August 1, 2006 and a director of the Company since November 15, 2004. He is also President and Chief Executive Officer of Sabine Operating Services, Inc., Westminster, Texas which is a Texas and Kansas licensed petroleum operator. Mr. Oden has more than twenty years experience in the oil and gas industry. A sociology and law enforcement graduate of Lamar State University, Beaumont, Texas, Mr. Oden is a Texas certified peace officer.

Michael H. McIlvain, age 60, Trophy Club, Texas is Executive Vice President and a director of the Company. Mr. McIlvain holds BS and MBA degrees from the University of Kansas. He has more than 20 years of experience in the oil and gas business, mainly with Clinton Oil Co., Wichita, Kansas, and Rickelson Oil and Gas Company, Tulsa, Oklahoma. Between 1994 and 1997, he was executive vice president of BeneFund, Inc., a publicly held telecommunications company based in Tulsa.

Hugh W. Fowler, age 50, Richardson, Texas has been a Vice-President and a director of the Company since November 15, 2004. He is a business administration graduate of Stephen F. Austin University, Nacogdoches, Texas and since 1977 has worked in the oil and gas industry, primarily in Southeastern, Kansas.

Item 10. Executive Compensation

None

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following is certain information regarding the Company's common stock as of September 30, 2006 with respect to (a) security ownership of each person known by the Company to own beneficially more than 5% of the Company's common stock, and (b) security ownership of management.


                         Ownership at September 30, 2006

                 Name and Address       Number of        Percent
Title of Class   of Beneficial Owner    Shares Owned     of Class      Notes
--------------   -------------------    ------------     --------      -----

Common Stock     M. H. McIlvain          37,300,000       13.54%    See 1 below.
No Par Value     110 Seminole
                 Trophy Club, TX  76262

Common Stock     B. Fred Oden            12,775,000        4.64%    See 2 below.
No Par Value

Common Stock     Hugh Fowler              2,705,000         .98%
No Par Value     505 Tiffany Trail
                 Richardson, Texas

All directors and officers
as a group (3 persons)                   52,780,000       19.16%

There are no family relationships between the officers and directors.

     1. Of Mr. McIlvain's shares 400,000 are held by Elizabeth L. McIlvain, his wife; 100,000 held by Elizabeth L. McIlvain as custodian for a minor child; and the remaining 36,800,000 shares are held directly.

     2. 7,000,000 of Mr. Oden's shares are held by Sabine Operating Services, Inc. of which he is the President and majority shareholder.

     3.   The directors include M. H. McIlvain, B. Fred Oden, and Hugh Fowler.

(c) Changes in Control

None.

Item 12. Certain Relationships and Related Transactions

Sabine Operating Services, Inc. (Sabine), a company of which Mr. Oden is the majority owner, operates the Kansas properties for the Company pursuant to a joint operating agreement.

Item 13. Exhibits and Reports on Form 8-K

On February 15, 2007 a filing on Form 8-K was made informing that an amended filing of the Company's 10-KSB dated September 30, 2005 was inadvertently made without the consent of the then independent auditor, and that the financial statements contained therein should not be relied upon.

A filing on Form 8-K was made on August 19, 2006 notifying of the dismissal of Malone & Bailey, PC as its independent auditor and the appointment of Turner, Stone and Company, LLP of Dallas, Texas as its independent auditor.

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

                                            GOLDEN CHIEF RESOURCES, INC.


Date:  February 20, 2007                    /s/ B. FRED ODEN, III
                                            --------------------------
                                            By: B. Fred Oden, III, President,
                                            Chief Executive Officer

Date:  February 20, 2007                    /s/ M. H. MCILVAIN
                                            --------------------------
                                            By: M. H. McIlvain, Executive Vice
                                            President, and Principal Accounting
                                            Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                     Title                            Date
       ---------                     -----                            ----

/s/ B. FRED ODEN, III      President & Director                February 20, 2007
-----------------------
B. Fred Oden, III


/s/ M. H. MCILVAIN         Exec. Vice President & Director     February 20, 2007
-----------------------
M. H. McIlvain


/s/ HUGH FOWLER            Secretary & Director                February 20, 2007
-----------------------
Hugh Fowler

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Board of Directors and Stockholders
Golden Chief Resources, Inc.
Lewisville, Texas


We have audited the accompanying balance sheet of Golden Chief Resources, Inc. (the Company) as of September 30, 2006, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of September 30, 2005, and for the year then ended were audited by other auditors whose report dated January 16, 2006, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Chief Resources, Inc. at September 30, 2006, and the results of its operations and cash flows for the year ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital of $179,046 as of September 30, 2006, and has incurred substantial operating losses resulting in an accumulated deficit of $4,963,919. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Turner, Stone & Company, L.L.P.
-----------------------------------
Certified Public Accountants
February 20, 2007

                           Golden Chief Resources Inc.
                                  Balance Sheet
                                  September 30
                                      2006

A S S E T S
-----------

Current assets:
---------------
             Cash                                                   $       191
             Advances to related parties                                      4

                                                                    -----------
             Total current assets                                           195

Property & equipment
--------------------
             Producing oil & gas property, net of depletion             155,991
             Furniture & fixtures, net of depreciation                   23,250
                                                                    -----------
                  Total                                                 179,241

Other assets
------------
             Non-producing oil & gas properties                          95,000
             Montgomery pipeline                                         34,789
                                                                    -----------
                  Total                                                 129,789

             Total assets                                           $   309,225
                                                                    ===========


L I A B I L I T I E S  and  S T O C K H O L D E R S'  E Q U I T Y
-----------------------------------------------------------------


Current liabilities
-------------------
             Accounts payable                                       $    19,863

                                                                    -----------
             Total current liabilities                                   19,863

Stockholders' equity
--------------------
             Common stock, no par value
             authorized 500,000,000 shares; 275,436,360
             issued and outstanding
             Additional paid-in capital                               5,253,281
             Accumulated deficit                                     (4,963,919)
                                                                    -----------

             Total stockholders' equity                                 289,362
                                                                    -----------

             Total liabilities and stockholders' equity             $   309,225
                                                                    ===========

                          Golden Chief Resources, Inc.
                            Statements of Operations

                                                     For the Years Ended
                                                         September 30
                                               --------------------------------
                                                   2006               2005
                                               -------------      -------------

Revenue
  Oil and gas                                  $      11,218      $        --
  Other income                                          --                 --
                                               -------------      -------------
  Total revenue                                       11,218               --

Cost of revenues
  Lease operating expenses                            51,937               --
  Depletion                                            3,313               --
                                               -------------      -------------
              Total cost of revenues                  55,250               --

Gross margin                                         (44,032)              --

Operating expenses
  Compensation expense                                  --              230,206
  Consulting fees                                     24,500             49,050
  Depreciation                                         1,750               --
  Professional fees                                   35,243             34,883
  Public relations                                     4,721              1,250
  Travel                                               6,368              6,173
  Rent                                                15,725             11,290
  Other                                               50,144            751,026
                                               -------------      -------------
       Total operating expenses                      138,451          1,083,878
                                               -------------      -------------

Loss from operations                                (182,483)        (1,083,878)

Other income/(expenses)                                 --                 --

Net loss                                       $    (182,483)     $  (1,083,878)

Basic and diluted loss per share               $       (0.00)             (0.00)
                                               =============      =============

Weighted average shares outstanding              268,155,193        232,002,781
                                               =============      =============


                                         Golden Chief Resources Inc.
                          Statements of Changes in Stockholders' Equity/(Deficit)
                              For the Years Ended September 30, 2005 and 2006


                                           Common Stock       Additional                          Total
                                             Shares            Paid in        Accumulated      Stockholders'
                                          No Par Value         Capital          Deficit       Equity/(Deficit)
                                         ----------------  ---------------  ----------------  ---------------
Balances September 30, 2004                  132,578,710      $ 3,658,732      $ (3,697,558)      $ (38,826)

Shares issued for:

   Cash                    10/04               7,700,000            7,000                             7,000
   Consulting fees         11/04               7,000,000           95,000                            95,000
   Cash                    12/04               2,000,000            2,000                             2,000
   Property acquisition    12/04               9,500,000           95,000                            95,000
   Services                12/04              86,500,000          841,036                           841,036
   Property acquisition    01/05               2,000,000           34,789                            34,789
   Cash                    2/05                  400,000           10,000                            10,000
   Cash                    03/05               1,200,000           30,000                            30,000
   Cash                    04/05                 900,000           20,000                            20,000
   Cash                    06/05               1,624,400           40,610                            40,610
   Cash                    07/05                 800,000           20,000                            20,000
   Cash                    08/05                 250,000            5,000                             5,000
   Cash                    09/05               1,950,000           45,000                            45,000
   Property acquisition    09/05               5,000,000          155,114                           155,114
   Services                09/05                 991,250           20,000                            20,000
Net loss                                                                         (1,083,878)     (1,083,878)

Balances September 30, 2005                  260,394,360      $ 5,079,281      $ (4,781,436)      $ 297,845
                                         ----------------  ---------------  ----------------  --------------

Shares issued for:
  Cash                     10/05                 540,000           13,500                            13,500
  Cash                     11/05                 200,000            5,000                             5,000
  Cash                     12/05               1,102,000           22,500                            22,500
  Cash                     01/06               2,020,000           40,500                            40,500
  Cash                     02/06                 140,000            3,500                             3,500
  Furniture                02/06               2,500,000           25,000                            25,000
  Cash                     03/06                 740,000           16,000                            16,000
  Cash                     04/06               1,000,000           10,000                            10,000
  Cash                     05/06                 700,000            7,000                             7,000
  Cash                     06/06               5,800,000           28,000                            28,000
  Cash                     07/06                 300,000            3,000                             3,000
Net loss                                                                           (182,483)       (182,483)

Balances September 30, 2006                  275,436,360      $ 5,253,281      $ (4,963,919)      $ 289,362
                                         ================  ===============  ================  ==============




                              Golden Chief Resources Inc.
                               Statements of Cash Flows
                     For the Years Ended September 30, 2006 & 2005


Cash Flows from Operating Activities:                          2006           2005
-------------------------------------                      -----------    -----------

           Net Loss                                        $  (182,483)   $(1,083,878)
           Adjustments to reconcile net loss to net cash
             used in operating activities:
             Depreciation                                        1,750           --
             Depletion                                           3,313           --
             Stock issued for services                            --          906,036
           Changes in:
             Accounts payable                                   (6,382)         3,364
             Accrued expenses                                     --           (6,000)


Net Cash Used in Operating Activities                         (183,802)      (180,478)

Cash Flows from Investing Activities:
-------------------------------------
           Purchase of equipment                                  --           (4,190)
           Advances to related parties                         (91,918)       (27,904)
           Repayments from related parties                     119,818           --
                                                           -----------    -----------
Net Cash Provided by (Used) In Investing Activities             27,900        (32,094)

Cash Flows from Financing Activities:
-------------------------------------

           Proceeds of stock sales                             149,000        229,610
           Repayments to related parties                          --          (10,170)
                                                           -----------    -----------

Net Cash Provided By Financing Activities                      149,000        219,440

Net Increase (Decrease) in Cash                                 (6,902)         6,868

Cash & cash equivalents
           Beginning of year                                     7,093            225
                                                           -----------    -----------

End of year                                                $       191    $     7,093
                                                           ===========    ===========

Supplementary Disclosure:
-------------------------
           Cash Paid for Interest                          $      --      $      --
           Cash Paid for Taxes                                    --             --

Non-cash transactions:
----------------------
           Shares issued:
             For oil and gas properties                           --          189,903
             For services                                         --          906,036
             For furniture and equipment                        25,000           --


                                          5

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

Golden Chief follows the policy of beginning to depreciate property & equipment on the date the asset is available for use, which is when the asset is in the location and condition necessary to operate as intended. The Montgomery pipeline is not in condition to operate as intended as it requires testing and inspection before it will be available for use. Accordingly, no depreciation has been recorded on this asset as of September 30, 2006.

OIL AND GAS PROPERTIES

Method of Accounting for Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas producing activities, as set forth in the Statement of Financial Accounting Standards (SFAS) No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies." Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed as incurred.

Unproved oil and gas properties that are individually significant are assessed annually for impairment of value, and a loss is recognized at the time of impairment by providing an impairment valuation allowance (See "Impairment" below). Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated residual salvage values, are depreciated and depleted by the units-of-production method. For the year ended September 30, 2006, the Company recorded depletion expense totaling $3,313. All of the Company's reserves are located within the United States.

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

LONG-LIVED ASSETS

Long-lived assets consist primarily of property and equipment, excess of cost over net assets of acquired businesses, and other intangible assets. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long-lived asset is reduced to its estimated fair value, less any costs associated with any final settlement. As of September 30, 2006, there was no impairment of the Company's long-lived assets.

Impairment

The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and proved oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell. Fair values used for impairment identification are based on discounted cash flow amounts determined by the reserve reports. There were no impairment charges for the year ended September 30, 2006. Unproved oil and gas properties are periodically assessed for impairment following the guidance provided in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies".

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

EARNINGS PER SHARE

Generally accepted accounting principles provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share excludes dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings of the entity on an "as if converted basis. This is done by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potential dilutive securities. Golden Chief had no dilutive securities during 2005 or 2006.

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

STOCK-BASED COMPENSATION

In December 2004 FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. In April 2005 the SEC issued a ruling that SFAS 123(R) is now effective for annual, rather than interim, periods that begin for small pubic entities after December 15, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS 123(R). The Company has not granted any options to employees in the past two fiscal years.

GOING CONCERN

As shown in the accompanying financial statements, Golden Chief incurred recurring net losses of $182,483 and $1,083,878 in years ended September 30, 2006 and 2005, respectively, has an accumulated deficit of $4,963,919 and has minimal working capital. These conditions raise substantial doubt as to Golden Chief's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Golden Chief is unable to continue as a going concern.


NOTE 2 - RECLASSIFICATIONS OF ITEMS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

These financial statements include reclassifications from previously issued financial statements as of September 30, 2005. These reclassifications had no effect on net income, or the calculation of earnings per share. Non-producing oil & gas properties were detailed by property in the revised balance sheet. The previously issued financial statements included a typing error which reflected the accumulated deficit in the balance sheet as ($781,436) when in fact the amount should have been reflected as (4,781,436).

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

NOTE 3: OIL AND GAS PROPERTIES

The Company acquired an interest in a non-producing lease during fiscal year 2005, and put it in production late in calendar year 2005. Disclosures of unaudited information regarding reserves are presented at Note 12.

Asset Retirement Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". Pursuant to this accounting standard, the Company did not recognize additional net liabilities at September 30, 2006, for asset retirement obligations related to the future costs of plugging and abandoning its oil and gas properties, the removal of equipment and facilities from lease acreage and returning such land to its original condition. These costs reflect the legal obligations associated with the normal operation of oil and gas properties and were capitalized by increasing the carrying amounts of the related long-lived assets by the fair value of these obligations, discounted to their present value.

No accretion expense is included in "Depreciation, depletion, and amortization" in the accompanying statement of operations for the year ended September 30, 2006 since the Company's estimates reflect that the remaining salvage value of recoverable property exceeds the liability of the potential retirement obligations.

NOTE 4 - STOCK TRANSACTIONS

During the fiscal year ended September 30, 2006 we sold 12,542,000 shares and received $149,000 in proceeds from these sales.

At September 30, 2006, Golden Chief reserved 2,500,000 shares of its authorized but un-issued common stock for possible future issuance in connection with the potential exercise of stock options.

NOTE 5 - STOCK OPTIONS

The following table lists the options outstanding at September 30, 2006.

                              Date of
Grantee                        Grant       Exp. Date     Price     # Shares
-------                        -----       ---------     -----     --------
Lampe Family Partnership     1/15/2006     2/28/2007     $ 0.05    1,000,000
Jai Gaur                      3/3/2006     4/15/2007     $ 0.05      500,000
Mark Clement                 4/27/2006      6/1/2007     $ 0.05    1,000,000

The following table is an analysis of options for the purchased of Golden Chief's common stock outstanding as of September 30, 2006 & 2005.

                                    2006                       2005
                         --------------------------  ------------------------
                                          Weighted                  Weighted
                                          Average                   Average
                                          Exercise                  Exercise
                            Shares        Price        Shares       Price
                         ------------  ------------  -----------  -----------
Outstanding, beginning
  of year                     200,000  $       0.12      250,000  $      0.12
Granted                     2,500,000           .05            -            -
Expired/Cancelled            (200,000)         0.12      (50,000)         0.20
Exercised                           -             -            -            -
                         ------------  ------------  -----------  -----------
Outstanding end of year     2,500,000  $       0.05      200,000  $      0.10
                         ============  ============  ===========  ===========
Exercisable                 2,500,000  $       0.05      200,000  $      0.10
                         ============  ============  ===========  ===========


                                Outstanding                    Exercisable
                     ----------------------------------- -----------------------
                                    Weighted
                       Number       Average     Weighted    Number      Weighted
                     Outstanding    Remaining   Average   Exercisable   Average
Range of             at Sept. 30,  Contractual  Exercise  at Sept. 30,  Exercise
Exercise Prices         2006          Life        Price      2006       Price
---------------      ----------    ----------   --------  -----------   --------
  $ 0.05             2,500,000       7 Months   $  0.05     2,500,000    $ 0.05
                     ----------    ----------   --------  -----------   --------
   Total               200,000       7 Months   $  0.10     2,500,000    $ 0.10
                     ==========    ==========   ========  ===========   ========


The outstanding options were purchased by the holders as part of their purchase of restricted common shares on or about the issue date of the options. The only change in outstanding options during the fiscal year 2006 was the expiration of 200,000 options and the awarding of 2,500,000 exercisable at $.05. Additionally, no options were granted, modified or awarded for the year ended September 30, 2005.

In December 2004 FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. In April 2005 the SEC issued a ruling that SFAS 123(R) is now effective for annual, rather than interim, periods that begin for small pubic entities after December 15, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS 123(R).

NOTE 6 - INCOME TAXES

Golden Chief uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006 and 2005, Golden Chief incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,057,883 at September 30, 2006, and will expire in the years 2014 through 2026.

At September 30, 2006, deferred tax assets consisted of the following:

                  Deferred tax assets
                    Net operating losses         $ 1,500,119
                    Less:  valuation allowance    (1,500,119)
                                                 -----------

                  Net deferred tax asset         $         0
                                                 ===========

NOTE 7 - RELATED PARTY TRANSACTIONS

In December of 2004 Golden Chief issued 96,000,000 shares of common stock to a company controlled by two directors of Golden Chief for the purchase of two oil and gas leases. The properties were recorded at the carry-over basis of the former owner totaling $95,000. The shares were valued at $960,000 resulting in an asset of $95,000 and compensation of $865,000. See footnote 4.

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

NOTE 8 - LEASE OBLIGATION

Golden Chief leased its office space under a six-month lease ending December 31, 2005. Rent expense totaled $15,725 for the year ended September 30, 2006. The Company continues to lease the space on a month to month basis.


NOTE 12: DISCLOSURES REGARDING OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The Company acquired its main oil producing interest during the year ended September 30, 2006.

      Reserve Quantities of Oil

                                 (Barrels)
Proved developed reserves:
Beginning of year                 10,761
Purchases of reserves in place       -0-
Adjustments                          -0-
Production                          (231)

End of year                       10,530


All of the Company's reserves are located within the United States. No estimates of reserves have been reported to or filed with any other Federal authority or agency during the year presented.