Form 10QSB
period 2006-12-31
GOLDEN CHIEF RESOURCES INC
filed 2007-03-23
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2006


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company Yes [ ] No [X] (as defined in Rule 12b-2 of the Exchange Act).


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          There were 282,836,360 shares of common stock, No Par Value, outstanding as of December 31, 2006.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]


PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                                    Golden Chief Resources Inc.
                                          Balance Sheets
                                            (Unaudited)


                                                                    December 31     September 30
                                                                        2006            2006
A S S E T S
-----------
Current assets:
            Cash                                                   $         121    $         191
            Advances to related parties                                    4,405                4
                                                                   -------------    -------------
            Total current assets                                           4,526              195

Property & equipment
            Producing oil & gas property, net of depletion               155,991    $     155,991
            Furniture & fixtures, net of depreciation                     22,500           23,250
                                                                   -------------    -------------
                                                                         178,491          179,241
Other assets
            Non-producing oil & gas properties                            95,000           95,000
            Montgomery pipeline                                           34,789           34,789
                                                                   -------------    -------------
                Total                                                    129,789          129,789

            Total assets                                           $     312,806    $     309,225
                                                                   =============    =============

L I A B I L I T I E S  and  S T O C K H O L D E R S'  E Q U I T Y
-----------------------------------------------------------------

Current liabilities
            Accounts payable                                              32,385           19,863
                                                                   -------------    -------------
            Total current liabilities                                     32,385           19,863

Stockholders' equity
            Common stock, no par value
            authorized 500,000,000 shares; 282,836,360
            and 275,436,960 issued and outstanding, respectively
            Additional paid-in capital                                 5,282,881        5,253,281
            Accumulated deficit                                       (5,002,460)      (4,963,919)
                                                                   -------------    -------------


            Total stockholders' equity                                   280,421          289,362
                                                                   -------------    -------------

            Total liabilities and stockholders' equity             $     312,806    $     309,225
                                                                   =============    =============



                          Golden Chief Resources, Inc.
                            Statements of Operations
               For Three Months Ended December 31, 2006 and 2005
                                  (Unaudited)



                                                    2006               2005
                                               -------------      -------------

Revenue
  Oil and gas                                           --        $       3,564

Cost of Revenues
  Lease operating expenses                            11,117             16,131
  Depletion                                             --                  982
                                               -------------      -------------
        Total  Cost of Revenues                       11,117             17,113

General & administrative expenses                     27,424             53,724
                                               -------------      -------------
       Total Operating Expenses                       38,541             53,724
                                               -------------      -------------

Net loss                                       $     (38,541)     $     (67,273)
                                               =============      =============

Earnings per Share                             $       (0.00)     $       (0.00)
                                               =============      =============

Weighted Average Shares Outstanding              279,336,360        260,685,027
                                               =============      =============









                              Golden Chief Resources, Inc.
                      Statement of Changes in Stockholders' Equity
                   For the Three Month Period Ended December 31, 2006
                                       (Unaudited)



                             Common Stock     Additional                        Total
                                Shares         Paid in       Accumulated     Stockholders'
                             No par value      Capital         Deficit          Equity
                             ------------    ------------    ------------    ------------

Balance September 30, 2006    275,436,360    $  5,253,281    $ (4,963,919)   $    289,362
                             ------------    ------------    ------------    ------------

Shares issued for:
  Cash               10/06      2,150,000           8,600           8,600
  Cash               12/06      4,250,000          17,000          17,000
  Services           12/06      1,000,000           4,000           4,000

Net loss                          (38,541)        (38,541)
                             ------------    ------------    ------------    ------------

Balances December 31, 2006    282,836,360    $  5,282,881    $ (5,002,460)   $    280,421
                             ============    ============    ============    ============








                                            4

                          Golden Chief Resources, Inc.
                             Statement of Cash Flows
           For the Three Month Periods Ended December 31, 2006 & 2005
                                   (Unaudited)


Cash Flows from Operating Activities:                      2006          2005
-------------------------------------                    --------      --------

Net Loss                                                 $(38,541)     $(67,273)

Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depletion                                                  --             982
  Depreciation                                                750          --
  Stock Issued for Services                                 4,000          --
Change in assets and liabilities:
  Decrease(increase) in:
    Accounts receivable                                      --          (3,159)
  Increase(Decrease) in:
    Accounts Payable                                       12,522        (1,081)
                                                         --------      --------

Net Cash Used in  Operating Activities                    (21,269)      (70,531)

Cash Flows from Investing Activities
------------------------------------

Advances to related parties                                (4,401)         --
                                                         --------      --------

Net Cash Used in Investing Activities                      (4,401)         --

Cash Flows from Financing Activities:
-------------------------------------

Related party activity                                       --          27,118
Proceeds of stock sales                                    25,600        41,000
                                                         --------      --------

Net Cash Provided by Financing Activities                  25,600        68,118

Net Increase (Decrease) in Cash                               (70)       (2,413)

Cash -Beginning of year                                       191         7,093
                                                         --------      --------

Cash -End of year                                        $    121      $  4,680
                                                         ========      ========

Supplementary Disclosure:
-------------------------
Cash Paid for Interest                                   $   --        $   --
Cash Paid for Taxes                                          --            --

Non-cash transactions:
----------------------
Shares Issued for:
  Services                                                  4,000          --

                          Golden Chief Resources, Inc.
                          Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Golden Chief Resources, Inc. ("Golden Chief")have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three month periods ended December 31, 2006 and 2005 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements for the year ended September 30, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

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


NOTE 2 - COMMON STOCK

During the three months ending December 31, 2006, Golden Chief issued 6,400,000 shares of common stock for cash of $29,600. An additional 1,000,000 shares was issued for services of $4,000.

NOTE 3 - SUBSEQUENT EVENT

During February of 2007 the Company issued 500,000 shares for cash received of $1,000; 1,000,000 shares were issued for services of $4,000; and 29,042,245 shares were issued to reduce payables to officers and directors of $58,084.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

On December 21, 2006 the Company held a special shareholders meeting at which the shareholders approved a resolution authorizing the Board of Directors to evaluate the necessity of a reverse stock split and also to implement a reverse stock split if they determine it to be necessary. The shareholders also ratified the actions of the officers and directors since the last special shareholders meeting on December 17, 2001.

During the quarter ending December 31, 2006, six additional wells were drilled on the Ownbey lease in Chautauqua County, Kansas pursuant to a farmout agreement which provides that the Company receive a "carried" working interest in the wells. Production casing was set on all wells and completions operations are continuing.

Capital Resources:

During the current quarter, our capital resources were extremely limited. Our prospects will depend entirely on our ability to secure future financing.

The assets as of December 31, 2006 totaled $295,950, consisting primarily of the non-producing leases acquired in the transaction with International Royalty and Oil Co., along with the producing lease acquired from Sabine Operating Services in September 2005.

Revenues and Expenses:

During the current quarter, we incurred significant operating expenses. Most of the operating expenses were for compensation for the oil and gas properties, which were secured by the issuance of our common stock to related parties. Production from the Lindley lease was beset by electrical problems and the Company reported no revenues for the quarter. Operations on the Lindley continue, with improvements to the electrical situation and the addition of chemical treatments to ease production problems.

During the quarter a year ago, we reported revenues of $3,564.

Loss on oil & gas operations amounted to $11,117 for the three months ended December 31, 2006. Total operating expense amounted to $38,541 for the three months ended December 31, 2006, a reduction of $28,733 from the same period in the prior year resulting primarily from reduced general and administrative expense.


Liquidity:

Net cash used in operations for the three months ended December 31, 2006 amounted to $29,670 as compared to $43,313 for the comparable period of the prior year. The increase resulted primarily from cash payments for operating expenses.

Cash provided from financing activities for the three month period ended December 31, 2006 amounts to $29,600 and consisted of cash proceeds from common stock issuances.

Subsequent Events:

During February of 2007 the Company issued 500,000 shares for cash received of $1,000; 1,000,000 shares were issued for services of $4,000; and 29,042,245 shares were issued to reduce payables to officers and directors of $58,084.

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

ITEM 3. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. Our auditors proposed material adjustments related to the issuance of stock for services, among others, which have been recorded by the Company. The Company is working to improve our accounting expertise to eliminate such adjustments in the future.

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

Item 4. Submission of Matters to a Vote of Securities Holders

On December 21, 2006 the Company held a special shareholders meeting at which the shareholders approved a resolution authorizing the Board of Directors to evaluate the necessity of a reverse stock split and also to implement a reverse stock split if they determine it to be necessary. The shareholders also ratified the actions of the officers and directors since the last special shareholders meeting on December 17, 2001.

Item 6. Exhibits and Reports on Form 8-K

On February 26, 2007 a filing on Form 8-K was made amending the Form 8-K filed August 19, 2006 including Malone & Bailey, PC's response to our 8-K filing of August 19, 2006.

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

                                               GOLDEN CHIEF RESOURCES, INC.


Date:  March 23, 2007                               B. FRED ODEN, III
                                               ---------------------------------
                                               By:  B. Fred Oden, III, President


Date:  March 23, 2007                          /s/  M. H. MCILVAIN
                                               ---------------------------------
                                               By:  M. H. McIlvain, Executive
                                               Vice President and Chief
                                               Financial Officer