Form 10KSB/A
period 2006-09-30
GOLDEN CHIEF RESOURCES INC
filed 2007-03-27
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                  Amendment #1

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

Property & equipment
             Producing oil & gas property, net of depletion             155,991
             Furniture & fixtures, net of depreciation                   23,250
                                                                    -----------
                  Total                                                 179,241

Other assets
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
                                                                    ===========


L I A B I L I T I E S  and  S T O C K H O L D E R S'  E Q U I T Y
-----------------------------------------------------------------

Current liabilities
             Accounts payable                                       $    19,863

                                                                    -----------
             Total current liabilities                                   19,863

Stockholders' equity
             Common stock, no par value
             authorized 500,000,000 shares; 275,436,360
             issued and outstanding
             Additional paid-in capital                               5,253,281
             Accumulated deficit                                     (4,963,919)
                                                                    -----------

             Total stockholders' equity                                 289,362
                                                                    -----------

             Total liabilities and stockholders' equity             $   309,225
                                                                    ===========

                          Golden Chief Resources, Inc.
                            Statements of Operations

                                                      For the Years Ended
                                                         September 30
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
                                               =============      =============


                                           Golden Chief Resources Inc.
                             Statements of Changes in Stockholders' Equity/(Deficit)
                                 For the Years Ended September 30, 2005 and 2006


                                            Common Stock          Additional                             Total
                                               Shares               Paid in        Accumulated       Stockholders'
                                            No Par Value            Capital           Deficit      Equity/(Deficit)
                                            ------------          -----------      ------------    ---------------
Balances September 30, 2004                  132,578,710          $ 3,658,732      $ (3,697,558)      $ (38,826)

Shares issued for:

   Cash                    10/04               7,700,000                7,000                             7,000
   Consulting fees         11/04               7,000,000               95,000                            95,000
   Cash                    12/04               2,000,000                2,000                             2,000
   Property acquisition    12/04               9,500,000               95,000                            95,000
   Services                12/04              86,500,000              841,036                           841,036
   Property acquisition    01/05               2,000,000               34,789                            34,789
   Cash                    2/05                  400,000               10,000                            10,000
   Cash                    03/05               1,200,000               30,000                            30,000
   Cash                    04/05                 900,000               20,000                            20,000
   Cash                    06/05               1,624,400               40,610                            40,610
   Cash                    07/05                 800,000               20,000                            20,000
   Cash                    08/05                 250,000                5,000                             5,000
   Cash                    09/05               1,950,000               45,000                            45,000
   Property acquisition    09/05               5,000,000              155,114                           155,114
   Services                09/05                 991,250               20,000                            20,000
Net loss                                                                             (1,083,878)     (1,083,878)

Balances September 30, 2005                  260,394,360          $ 5,079,281      $ (4,781,436)      $ 297,845
                                             -----------          -----------      ------------       ---------

Shares issued for:
  Cash                     10/05                 540,000               13,500                            13,500
  Cash                     11/05                 200,000                5,000                             5,000
  Cash                     12/05               1,102,000               22,500                            22,500
  Cash                     01/06               2,020,000               40,500                            40,500
  Cash                     02/06                 140,000                3,500                             3,500
  Furniture                02/06               2,500,000               25,000                            25,000
  Cash                     03/06                 740,000               16,000                            16,000
  Cash                     04/06               1,000,000               10,000                            10,000
  Cash                     05/06                 700,000                7,000                             7,000
  Cash                     06/06               5,800,000               28,000                            28,000
  Cash                     07/06                 300,000                3,000                             3,000
Net loss                                                                               (182,483)       (182,483)

Balances September 30, 2006                  275,436,360          $ 5,253,281      $ (4,963,919)      $ 289,362
                                             ===========          ===========      ============       =========







                             Golden Chief Resources Inc.
                              Statements of Cash Flows
                    For the Years Ended September 30, 2006 & 2005


Cash Flows from Operating Activities:                          2006           2005
                                                           -----------    -----------

           Net Loss                                        $  (182,483)   $(1,083,878)
           Adjustments to reconcile net loss to net cash
             used in operating activities:
             Depreciation                                        1,750           --
             Depletion                                           3,313           --
             Stock issued for services                            --          906,036
           Changes in:
             Accounts payable                                   (6,382)         3,364
             Accrued expenses                                     --           (6,000)


Net Cash Used in Operating Activities                         (183,802)      (180,478)

Cash Flows from Investing Activities:
           Purchase of equipment                                  --           (4,190)
           Advances to related parties                         (91,918)       (27,904)
           Repayments from related parties                     119,818           --
                                                           -----------    -----------
Net Cash Provided by (Used) In Investing Activities             27,900        (32,094)

Cash Flows from Financing Activities:

           Proceeds of stock sales                             149,000        229,610
           Repayments to related parties                          --          (10,170)
                                                           -----------    -----------

Net Cash Provided By Financing Activities                      149,000        219,440

Net Increase (Decrease) in Cash                                 (6,902)         6,868

Cash & cash equivalents
           Beginning of year                                     7,093            225
                                                           -----------    -----------

End of year                                                $       191    $     7,093
                                                           ===========    ===========

Supplementary Disclosure:
           Cash Paid for Interest                          $      --      $      --
           Cash Paid for Taxes                                    --             --

Non-cash transactions:
           Shares issued:
             For oil and gas properties                           --          189,903
             For services                                         --          906,036
             For furniture and equipment                        25,000           --


                                       F-4

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

NOTE 5 - STOCK OPTIONS

The following table lists the options outstanding at September 30, 2006.

                            Date of
Grantee                      Grant       Exp. Date      Price      # Shares
-------                      -----       ---------      -----      --------
Lampe Family Partnership    1/15/2006    2/28/2007      $ 0.05     1,000,000
Jai Gaur                     3/3/2006    4/15/2007      $ 0.05       500,000
Mark Clement                4/27/2006     6/1/2007      $ 0.05     1,000,000

The following table is an analysis of options for the purchased of Golden Chief's common stock outstanding as of September 30, 2006 & 2005.

                                     2006                      2005
                         --------------------------  ------------------------
                                          Weighted                  Weighted
                                          Average                    Average
                                          Exercise                  Exercise
                            Shares        Price        Shares         Price
                         ------------  ------------  -----------  -----------
Outstanding, beginning
  of year                     200,000  $       0.12      250,000  $      0.12
Granted                     2,500,000           .05            -            -
Expired/Cancelled            (200,000)         0.12      (50,000)        0.20
Exercised                           -             -            -            -
                         ------------  ------------  -----------  -----------
Outstanding end of year     2,500,000  $       0.05      200,000  $      0.10
                         ============  ============  ===========  ===========
Exercisable                 2,500,000  $       0.05      200,000  $      0.10
                         ============  ============  ===========  ===========


                              Outstanding                     Exercisable
                    --------------------------------  --------------------------
                                   Weighted
                      Number       Average     Weighted    Number       Weighted
                    Outstanding    Remaining   Average   Exercisable    Average
Range of            at Sept. 30,  Contractual  Exercise  at Sept. 30,   Exercise
Exercise Prices        2006          Life       Price       2006         Price
---------------     ----------    ----------   --------  ----------     --------
  $ 0.05            2,500,000       7 Months   $  0.05    2,500,000      $ 0.05
                    ----------    ----------   --------  ----------     --------
   Total              200,000       7 Months   $  0.10    2,500,000      $ 0.10
                    ==========    ==========   ========  ==========     ========


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