Form 10QSB
period 2007-03-31
GOLDEN CHIEF RESOURCES INC
filed 2007-05-25
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2007


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission file number 0-12809

                      AMERICAN RESOURCE TECHNOLOGIES, INC.
                      ------------------------------------
                     (Formerly Golden Chief Resources, Inc.)
                     ---------------------------------------
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

Indicate by check mark whether the registrant is a shell          Yes [ ] No [X]
company (as defined in Rule 12b-2 of the Exchange Act).

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           There were 6,267,572 shares of common stock, No Par Value, outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]


Item 1.  Financial Statements

                             American Resource Technologies, Inc.
                                        Balance Sheets
                                          (Unaudited)


                                                                    March 31,     September 30,
                                                                       2007           2006
A S S E T S
-----------

Current assets:
---------------
              Cash                                                 $       183    $       191
              Advances to related parties                               25,987              4
                                                                   -----------    -----------
              Total current assets                                      26,170            195

Property & equipment
--------------------
              Producing oil & gas property, net of depletion           154,876    $   155,991
              Furniture & fixtures, net of depreciation                 21,750         23,250
                                                                   -----------    -----------
                                                                       176,626        179,241
Other assets
------------
              Non-producing oil & gas properties                        95,000         95,000
              Montgomery pipeline                                       34,789         34,789
                                                                   -----------    -----------
                  Total                                                129,789        129,789

              Total assets                                         $   332,585    $   309,225
                                                                   ===========    ===========

L I A B I L I T I E S  and  S T O C K H O L D E R S'  E Q U I T Y
-----------------------------------------------------------------

Current liabilities
-------------------
              Accounts payable                                          46,723         19,863
                                                                   -----------    -----------
              Total current liabilities                                 46,723         19,863

Stockholders' equity
--------------------
              Common stock, no par value
              authorized 500,000,000 shares; 6,267,572
              and 5,508,727 issued and outstanding, respectively     5,345,966      5,253,281
              Accumulated deficit                                   (5,060,104)    (4,963,919)
                                                                   -----------    -----------


              Total stockholders' equity                               285,862        289,362
                                                                   -----------    -----------

              Total liabilities and stockholders' equity           $   332,585    $   309,225
                                                                   ===========    ===========


                        See accompanying notes to financial statements


                             American Resource Technologies, Inc.
                                   Statements of Operations
                 For Three and Six Month Periods Ended March 31, 2006 and 2007
                                          (Unaudited)

                                     Three Months Ended March 31,   Six Months Ended March 31,
                                          2007           2006           2007           2006
                                      -----------    -----------    -----------    -----------

Revenue
  Oil and gas                         $     3,144    $     3,341    $     3,144    $     6,905

Cost of Revenues
  Lease operating expenses                 25,201         13,731         36,317         29,862
  Depletion                                 1,115          1,010          1,115          1,991
                                      -----------    -----------    -----------    -----------
        Total  Cost of Revenues            26,316         14,741         37,432         31,853

General & administrative expenses          34,472         51,145         61,897        104,870
                                      -----------    -----------    -----------    -----------
   Total Operating expenses                60,788         65,886         99,329        136,723

Net loss                                  (57,644)       (62,545)       (96,185)      (129,818)
                                      ===========    ===========    ===========    ===========

Basic & diluted Net Loss Per Share    $     (0.01)         (0.01)   $     (0.02)   $     (0.02)
                                      ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding     6,063,957      5,325,260      5,825,342      5,276,980
                                      ===========    ===========    ===========    ===========




                        See accompanying notes to financial statements


                      American Resource Technologies, Inc.
                  Statement of Changes in Stockholders' Equity
                  For the Six Month Period Ended March 31, 2007
                                   (Unaudited)

                                                                          Total
                           Common Stock                 Accumulated    Stockholders'
                              Shares        Amount        Deficit         Equity
                             ---------   -----------    -----------    -----------

Balance September 30, 2006   5,508,727   $ 5,253,281    $(4,963,919)   $   289,362
                             ---------   -----------    -----------    -----------

Shares issued for:
  Cash              10/06       43,000         8,600                         8,600
  Cash              12/06       85,000        17,000                        17,000
  Services          12/06       20,000         4,000                         4,000

Net loss                                                    (38,541)       (38,541)
                             ---------   -----------    -----------    -----------

Balances December 31, 2006   5,656,727   $ 5,282,881    $(5,002,460)   $   280,421

Shares issued for:
  Cash              02/07       10,000         1,000                         1,000
  Reduce payables   02/07      580,845        58,085                        58,085
  Services          02/07       20,000         4,000                         4,000

Net loss                                                    (57,644)       (57,644)
                             ---------   -----------    -----------    -----------

Balances March 31, 2007      6,267,572   $ 5,345,966    $(5,060,104)   $   285,862
                             =========   ===========    ===========    ===========

                 See accompanying notes to financial statements





                      American Resource Technologies, Inc.
                            Statements of Cash Flows
              For the Six Month Periods Ended March 31, 2007 & 2006
                                   (Unaudited)

                                                          2007           2006
                                                       ---------      ---------
Cash Flows from Operating Activities:
-------------------------------------

Net (Loss)                                             $ (96,185)     $(129,818)

Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation                                             1,500            250
  Depletion                                                1,115          1,992
  Stock Issued for Services                                8,000           --
Change in assets and liabilities:
  Decrease(increase) in:
    Accounts receivable                                     --           (3,340)
    Advances to related parties                          (25,983)        20,768
    Accounts Payable                                      26,860         (3,685)
    Related party accounts payable                          --            6,350
    Accrued expenses                                        --             --
                                                       ---------      ---------

Net Cash Used in  Operating Activities                   (84,693)      (107,483)
                                                       ---------      ---------

Cash Flows from Financing Activities:
-------------------------------------

Proceeds of stock sales                                   84,685        101,950
                                                       ---------      ---------

Net Cash Provided by Financing Activities                 84,685        101,950
                                                       ---------      ---------

Net Increase (Decrease) in Cash                               (8)        (5,533)

Cash -Beginning of year                                      191          7,093
                                                       ---------      ---------

Cash -End of period                                    $     183      $   1,560
                                                       =========      =========

Supplementary Disclosure:
-------------------------
Cash Paid for Interest                                 $    --        $    --
Cash Paid for Taxes

Non-cash transactions:
----------------------
Shares Issued for:
  Reduction of payables                                $  58,085      $    --
  Acquisition of furniture and fixtures                $    --        $  25,000


                 See accompanying notes to financial statements

                                        5

                      American Resource Technologies, Inc.
                          Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of American Resource Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three and six month periods ended March 31, 2007 and 2006 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended September 30, 2006 included in American Resource Technologies' Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

New Accounting Standards

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. American Resource Technologies adopted SFAS No. 123R as of October 1, 2005. The adoption of this standard had no effect on the financial statements of American Resource Technologies.

NOTE 2 - ACCOUNTING POLICIES

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method at rates based on the following estimated useful lives:

                                                     Estimated
               Classification                       Useful Life
               --------------                       -----------
            Furniture and fixtures                   10 Years
            Computer equipment                        5 Years

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition. Accumulated depreciation as of March 31, 2007 amounted to $3,250.

NOTE 3 - COMMON STOCK

During the three months ending December 31, 2006, American Resource Technologies issued: 128,000 shares of common stock for cash of $25,600 and 20,000 shares for $4,000 in services.

During the three months ending March 31, 2007, American Resource Technologies issued:

     o    10,000 shares of common stock for cash of $1,000.
     o    580,845 shares of common stock to reduce payables of $58,085.
     o    20,000 shares of common stock for services of $4,000.

NOTE 4 - SUBSEQUENT EVENT

Effective at a December 21, 2006 special shareholders' meeting the Registrant's shareholders granted the Board of Directors to effect a reverse split of the Registrant's common shares. At a special Board of Directors meeting on April 4, 2007 the directors effected a reverse split of 1 to fifty (50). The action is to be effective as of April 16, 2007 or as soon thereafter as practical. All per share items, entries regarding shares and discussions of shares reflect the reverse split.

Pursuant to a special shareholders meeting dated December 17, 2001 where the shareholders authorized the Board of Directors the effect a name change for the Registrant; the directors at a special board meeting held April 4, 2007 effected the change of the Registrant's name to "American Resource Technologies, Inc." This change has been filed and accepted by the Kansas Secretary of State as of April 9, 2007.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

During the current quarter the Company raised $1,000 from existing shareholders who purchased 10,000 shares of our common stock. We continued production of the Lindley lease in Kansas and were able to recognize revenue from the lease during the quarter.

Capital Resources:

During the current quarter, our capital resources were extremely limited. Our prospects will depend entirely on the Company's ability to secure future financing and develop additional producing oil & gas properties.

Assets as of March 31, 2007 amounted to $332,585, consisting primarily of the producing and non-producing oil & gas leases and the Montgomery County gas pipeline.

Results of Operations:

During the three months ended March 31, 2007, oil & gas production revenues amounted to $3,144, roughly the same as the comparable period in the prior year. Lease operating expenses and depletion for the three months ended March 31, 2007 amounted to $26,316 resulting in a loss on oil & gas operations of $23,172 for the quarter and $34,288 for the six months ended March 31,2007.

General & administrative expenses amounted to $34,472 for the three months ended March 31, 2007, a decrease of $16,673 from the comparable period in the prior year. Our net loss for the three months ended March 31, 2007 amounted to $57,644, a decrease of $4,901 over the comparable quarter of the prior year and resulting in a loss from operations of $96,185 for the six month period ended March 31, 2007. Our net loss from operations for the six-month period ended March 31, 2006 amounted to $129,818.

Liquidity

American Resource Technologies used cash in its operating activities in the amount of $92,693, a decrease of $14,790 over the comparable period of the prior year. The decrease primarily resulted from a decrease in the net loss for the quarter.

Subsequent Events:

Effective at a December 21, 2006 special shareholders' meeting the Registrant's shareholders granted the Board of Directors to effect a reverse split of the Registrant's common shares. At a special Board of Directors meeting on April 4, 2007 the directors effected a reverse split of 1 to fifty (50). The action is to be effective as of April 16, 2007 or as soon thereafter as practical. The Registrant retained the authority to issue up to 500,000,000 shares. All per share amounts in the financial statements have been restated to reflect the reverse split.

Pursuant to a special shareholders meeting dated December 17, 2001 where the shareholders authorized the Board of Directors the effect a name change for the Registrant; the directors at a special board meeting held April 4, 2007 effected the change of the Registrant's name to "American Resource Technologies, Inc." This change has been filed and accepted by the Kansas Secretary of State as of April 9, 2007.

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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

Effective at a December 21, 2006 special shareholders' meeting the Registrant's shareholders granted the Board of Directors to effect a reverse split of the Registrant's common shares. At a special Board of Directors meeting on April 4, 2007 the directors effected a reverse split of 1 to fifty (50). The action is to be effective as of April 16, 2007 or as soon thereafter as practical. The Registrant retained the authority to issue up to 500,000,000 shares.

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

Item 6.  Exhibits and Reports on Form 8-K

On January 8, 2007 the Company filed an amended report on Form 8-K discussing the change in certifying accountant to Turner, Stone & Co. On February 15, 2007 the Company filed a report on Form 8-K which said on October 13, 2006 Registrant filed an amended Form 10-KSB for the year ended September 30, 2005. At that time Registrant did not feel the necessity to ask for and receive the independent auditor's (Malone & Bailey) consent to include their opinion on and the financial statements in the filing. Readers of the amended filing therefore should not rely on the financial statements and the auditor's opinion included therein.

Also on February 15, 2007 the Company filed an amended report on Form 8-K which included Malone & Bailey's letter in response to the change in certifying accountants.

On March 12, 2007 the Company filed a report on Form 8-K which said on October 13, 2006 Registrant filed an amended Form 10-KSB for the year ended September 30, 2005. At that time Registrant did not feel the necessity to ask for and receive the independent auditor's (Malone & Bailey) consent to include their opinion on and the financial statements in the filing. Readers of the amended filing therefore should not rely on the financial statements and the auditor's opinion included therein.

The Company was notified on February 7, 2007 by Malone & Bailey that they had not consented to the inclusion of their opinion and financial statements. The financial statements and the opinion covered the fiscal year ending September 30, 2005.

On March 23, 2007 the Company filed a report on Form 8-K which said on February 21, 2007 Registrant filed a Form 10-KSB for the year ended September 30, 2006. Registrant inadvertently included a preliminary opinion from its independent auditors, Turner, Stone & Co. LLP, in that filing. We have been informed by Turner, Stone that they have not fully completed their audit engagement, but expect to do so shortly. Readers of the filing therefore should not rely on the financial statements and the auditor's opinion included therein.

The financial statements and the opinion covered the fiscal year ending September 30, 2006.

Exhibits

On April 12, 2007 the Company filed a report on Form 8-K which stated Effective at a December 21, 2006 special shareholders' meeting the Registrant's shareholders granted the Board of Directors to effect a reverse split of the Registrant's common shares. At a special Board of Directors meeting on April 4, 2007 the directors effected a reverse split of 1 to fifty (50). The action is to be effective as of April 16, 2007 or as soon thereafter as practical. The Registrant retained the authority to issue up to 500,000,000 shares.

Pursuant to a special shareholders meeting dated December 17, 2001 where the shareholders authorized the Board of Directors the effect a name change for the Registrant; the directors at a special board meeting held April 4, 2007 effected the change of the Registrant's name to "American Resource Technologies, Inc." This change has been filed and accepted by the Kansas Secretary of State as of April 9, 2007.


         SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESOURCE TECHNOLOGIES, INC.


Date:  May 25, 2007                         /s/ B. FRED ODEN, III
By:  B. Fred Oden, III, President

Date:  May 25, 2007                         /s/ M. H. MCILVAIN
By:  M. H. McIlvain, Executive Vice-President & Chief Financial Officer