Form 10QSB
period 2007-06-30
GOLDEN CHIEF RESOURCES INC
filed 2007-07-18
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2007


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-12809


                      AMERICAN RESOURCE TECHNOLOGIES, INC.
                      ------------------------------------
                     (Formerly Golden Chief Resources, Inc.)
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

                                 (972) 219-8585
                                 --------------
                (Issuer's telephone number, including area code)

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

           There were 6,803,264 shares of common stock, No Par Value, outstanding as of June 30, 2007.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            American Resource Technologies, Inc.
                                       Balance Sheets
                                         (Unaudited)

                                                                   June 30,    September 30,
                                                                     2007           2006
                                                                 -----------    -----------
A S S E T S
-----------
Current assets:
---------------
              Cash                                               $     2,342    $       191
              Accounts receivable                                      7,500           --
              Advances to related parties                             34,836              4

                                                                 -----------    -----------
              Total current assets                                    44,678            195
                                                                 -----------    -----------

Property & equipment
--------------------
              Producing oil & gas property, net of depletion         152,936        155,991
                                                                 -----------    -----------
              Furniture & fixtures, net of depreciation               21,000         23,250
                                                                 -----------    -----------
                   Total                                             173,936        179,241
                                                                 -----------    -----------

Other assets
------------
              Non-producing oil & gas properties                      95,000         95,000
              Montgomery pipeline                                     34,789         34,789
                                                                 -----------    -----------
              Total                                                  129,789        129,789
                                                                 -----------    -----------

              Total assets                                       $   348,403    $   309,225
                                                                 ===========    ===========


L I A B I L I T I E S  and  S T O C K H O L D E R S'  E Q U I T Y
-----------------------------------------------------------------

Current liabilities
-------------------
              Accounts payable                                   $    41,224    $    19,863
              Accounts payable - related party                         1,850           --
                                                                 -----------    -----------
              Total current liabilities                               43,074         19,863


                                                                 -----------    -----------
Stockholders' equity
--------------------
              Common stock, no par value
              authorized 500,000,000 shares; 6,803,264
              and 5,508,727 issued and outstanding                      --             --
              Additional paid-in capital                           5,410,966      5,253,281
              Accumulated deficit                                 (5,105,637)    (4,963,919)
                                                                 -----------    -----------

              Total stockholders' equity                             305,329        289,362
                                                                 -----------    -----------

              Total liabilities and stockholders' equity         $   348,403    $   309,225
                                                                 ===========    ===========

                                   See accompanying notes


                            American Resource Technologies, Inc.
                                  Statements of Operations
                   For Three and Nine Months Ended June 30, 2007 and 2006
                                         (Unaudited)

                                             Three Months                  Nine Months
                                      --------------------------    --------------------------
                                          2007           2006           2007           2006
                                      -----------    -----------    -----------    -----------

Revenue
  Oil and gas                         $     7,050    $      --      $    10,195    $     6,905
  Other income                               --             --             --             --
                                      -----------    -----------    -----------    -----------
  Total Revenue                             7,050           --           10,195          6,905

Cost of Revenues
  Lease operating expenses                 28,665          7,552         64,982         37,413
  Depletion                                 1,941           --            3,056       1,991.00
                                      -----------    -----------    -----------    -----------
        Total  Cost of Revenues            30,606          7,552         68,038         39,404
                                      -----------    -----------    -----------    -----------

  Loss from operations                    (23,556)        (7,552)       (57,843)       (32,499)
                                      -----------    -----------    -----------    -----------

Operating Expenses
  Depreciation                                750            750          2,250          1,000
  Consulting fees                           1,000          6,000          9,000         23,500
  Professional fees                         2,987         17,929         29,906         29,089
  Public relations                           --              175            250             15
  Travel                                    4,861          2,046          4,861          5,149
  Rent                                      5,700          4,275         12,825         11,400
  Other                                     6,679         22,224         24,784         87,167
                                      -----------    -----------    -----------    -----------
       Total Operating Expenses            21,977         53,399         83,876        157,320
                                      -----------    -----------    -----------    -----------

Loss before income taxes                  (45,533)       (60,951)      (141,719)      (189,819)

  Income taxes                               --             --             --             --
                                      -----------    -----------    -----------    -----------

Net Loss                              $   (45,533)   $   (60,951)   $  (141,719)   $  (189,819)
                                      ===========    ===========    ===========    ===========

Loss per Share                        $     (0.01)   $     (0.01)   $     (0.02)   $     (0.04)
                                      ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding     6,606,227      5,420,727      6,085,637      5,314,563
                                      ===========    ===========    ===========    ===========


                                   See accompanying notes.


                              American Resource Technologies, Inc.
                          Statement of Changes in Stockholders' Equity
                          For the Nine Month Period Ended June 30, 2007
                                            (Unaudited)

                                          Common Stock   Additional                      Total
                                             Shares        Paid in      Accumulated   Stockholders'
                                          No par value     Capital        Deficit        Equity
                                          ------------   -----------    -----------   -----------

Balance September 30, 2006                 5,508,727    $ 5,253,281    $(4,963,918)   $   289,362
                                           ---------    -----------    -----------    -----------

Shares issued for:
  Cash                       10/06            43,000          8,600                         8,600
  Cash                       12/06            85,000         17,000                        17,000
  Services                   12/06            20,000          4,000                         4,000

Net loss                                                                   (38,542)       (38,541)
                                         -----------    -----------    -----------    -----------

Balances December 31, 2006                 5,656,727    $ 5,282,881    $(5,002,460)   $   280,421
                                         -----------    -----------    -----------    -----------

Shares issued for:
  Cash                       02/07            10,000          1,000                         1,000
  Reduce payables            02/07           580,845         58,085                        58,085
  Services                   02/07            20,000          4,000                         4,000

Net loss                                                                   (57,644)       (57,644)
                                         -----------    -----------    -----------    -----------

Balances March 31, 2007                    6,267,572   $ 5,345,966     $(5,060,104)   $   285,862
                                         -----------   -----------     -----------    -----------

Shares issued for:
  Adjust for reverse split   04/07               136           --                            --
  Cash                       05/07           480,000         60,000                        60,000
  Cash                       06/07            55,556          5,000                         5,000

Net loss                                                                   (45,533)       (45,533)
                                         -----------    -----------    -----------    -----------

Balances June 30, 2007                     6,803,264    $ 5,410,966    $(5,105,637)   $   305,329
                                         ===========    ===========    ===========    ===========

                                     See accompanying notes.


                      American Resource Technologies, Inc.
                            Statements of Cash Flows
                 For the Nine Months Ended June 30, 2007 & 2006
                                   (Unaudited)

                                                          2007           2006
                                                       ---------      ---------
Cash Flows from Operating Activities:
-------------------------------------

Net (Loss)                                             $(141,719)     $(189,819)

Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                             2,250          1,000
  Depletion                                                3,056          1,991
  Stock Issued for services                                8,000           --
Change in assets and liabilities:
  Decrease(increase) in:
    Accounts receivable                                   (7,500)          --
    Advances to related parties                           25,103        (14,768)
    Accounts payable                                      21,361         14,855
    Related party accounts payable                          --            6,350
                                                       ---------      ---------

Net cash used in operating activities                    (89,449)      (180,391)
                                                       ---------      ---------

Cash Flows from Financing Activities:
-------------------------------------

Proceeds of stock sales                                   91,600        175,537
                                                       ---------      ---------

Net cash provided by financing activities                 91,600        175,537
                                                       ---------      ---------

Net Increase (Decrease) in Cash                            2,151         (4,854)

Cash -Beginning of period                                    191          7,093
                                                       ---------      ---------

Cash -End of period                                    $   2,342      $   2,239
                                                       =========      =========

Non-cash transactions:
----------------------
Value of shares Issued for:
    Acquisition of furniture and fixtures              $    --        $  25,000
    Reduction of payables                              $  58,085      $    --


                             See accompanying notes.

                                        5

                      American Resource Technologies, Inc.

                          Notes to Financial Statements



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of American Resource Technologies, Inc. (American Resources, formerly Golden Chief Resources, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three and nine month periods ended June 30, 2007 and 2006 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended September 30, 2006 included in American Resource's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007.

New Accounting Standards

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. American Resources adopted SFAS No. 123R as of October 1, 2005. The adoption of this standard had no effect on the financial statements of American Resources.


NOTE 2 - ACCOUNTING POLICIES

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method at rates based on the following estimated useful lives:

                                                 Estimated
                  Classification                Useful Life
                  --------------                -----------
               Furniture and fixtures            10 Years
               Computer equipment                 5 Years

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition. Accumulated depreciation as of June 30, 2007 amounted to $4,000.

Depletable assets are evaluated annually and the useful life is determined using the reserve report prepared by an independent engineer. Depletion is calculated based on these estimates. Accumulated depletion as of June 30, 2007 amounted to $6,368.

NOTE 3 - COMMON STOCK

During the three month period ended June 30, 2007, American Resources issued 535,556 shares of common stock for cash of $65,000, and 136 shares were issued due to rounding up shareholder's holdings due to the reverse split.

During the three months ended March 31, 2007, American Resources issued:

     o    10,000 shares of common stock for cash of $1,000.
     o 580,845 shares to reduce payables of $58,085 to officers and directors.
     o    20,000 shares for consulting services.

During the three months ended December 31, 2006, American Resources issued:
128,000 shares of common stock for cash of $25,600 and 20,000 shares for services.

Effective at a December 21, 2006 special shareholders' meeting the Registrant's shareholders granted the Board of Directors to effect a reverse split of the Registrant's common shares. At a special Board of Directors meeting on April 4, 2007 the directors effected a reverse split of 1 to fifty (50). The action was effective as of April 16, 2007 or as soon thereafter as practical. The Registrant retained the authority to issue up to 500,000,000 shares. All per share amounts in the financial statements have been restated to reflect the reverse split.

Pursuant to a special shareholders meeting dated December 17, 2001 where the shareholders authorized the Board of Directors to effect a name change for the Registrant; the directors at a special board meeting held April 4, 2007 effected the change of the Registrant's name to "American Resource Technologies, Inc." This change has been filed and accepted by the Kansas Secretary of State as of April 9, 2007.

NOTE 4 - SUBSEQUENT EVENT

None


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

During the current quarter the Company raised $65,000 from existing shareholders who purchased 535,556 shares of our common stock. We continued production of the Lindley lease in Kansas, but there were no sales from the lease during the quarter.

American Resources continued to examine and evaluate the non-producing oil and gas properties located in south east Kansas with the expectation of securing adequate financing to enhance and exploit the reserves. This process will probably continue through our fourth fiscal quarter.

During the nine months ending June 30, 2007 the Company raised $91,600 from existing shareholders who purchased 673,556 shares of our common stock. During the nine months ended June 30, 2006, we raised $146,000 from existing shareholders who purchased 244,840 shares of our common stock. The proceeds were used to satisfy certain obligations and to fund operations during the current year.

Liquidity and Capital Resources:

During the current quarter, our capital resources were extremely limited. Our prospects will depend entirely on American Resource's ability to secure future financing and develop additional producing oil & gas properties.

Assets as of June 30, 2007 amounted to $348,427, consisting primarily of the producing and non-producing oil & gas leases and the Montgomery County gas pipeline.

During the nine months ended June 30, 2007, American Resources raised $91,600 in capital from existing shareholders.

Results of Operations:

During the three months ended June 30, 2007, American Resources had oil & gas production revenues of $7,050. Lease operating expenses and depletion for the three months ended June 30, 2007 amounted to $30,606 resulting in a loss on oil & gas operations of $23,556 for the quarter and $57,843 for the nine months ended June 30,2007.

General & administrative expenses amounted to $83,876 for the three months ended June 30, 2007, a decrease of $73,444 from the comparable period in the prior year. Our net loss for the three months ended June 30, 2007 amounted to $45,533, a decrease of $15,418 over the comparable quarter of the prior year and resulting in a loss from operations of $141,719 for the nine month period ended June 30, 2007. Our net loss from operations for the nine month period ended June 30, 2006 amounted to $189,819.

The Company expects to continue to evaluate and prepare a plan for the improvement of our properties, and when funds become available move more of the properties into a productive state. The Company expects the Ownbey property to begin production during the Company's fourth quarter.

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


PART II.  OTHER INFORMATION

Item 2. Changes in Securities

During the three month period ended June 30, 2007, American Resources issued 535,556 shares of common stock for cash of $65,000. To account for the reverse split the Company added 136 shares to the outstanding to account for rounding.

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

                                            AMERICAN RESOURCE TECHNOLOGIES, INC.


Date:  July 17, 2007                        /s/ M. H. MCILVAIN
                                            --------------------------------
                                            By: M. H. McIlvain, Executive
                                            Vice-President & Chief Financial
                                            Officer