Form 10KSB
period 2007-09-30
American Resource Technologies, Inc.
filed 2008-01-16
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


                   Annual Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For the fiscal year ended September 30, 2007

                         Commission file number: 0-12809


                      AMERICAN RESOURCE TECHNOLOGIES, INC.
                     (Formerly Golden Chief Resources, Inc.)
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


Securities registered under Section 12 (g) of the Exchange Act: Common stock, no par value.

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


        State issuer's revenues for its most recent fiscal year $18,550.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2007, was $1,366,334. The number of shares outstanding of the registrant's common stock on September 30, 2007, was 10,492,985 shares.

PART I

Item 1. Description of Business

(a) Business Development

American Resource Technologies, Inc. ("American Resources or the Company") was originally incorporated as Arts Antique Autos, Ltd., and changed its name to Golden Chief Resources, Inc. on August 5, 1981. On April 4, 2007 the Company changed its name from Golden Chief Resources, Inc. to American Resource Technologies, Inc. During the early 1980s, the Company engaged in oil and gas operating, mining, real estate operations. During the mid-1980s, the Company lost its asset and revenue base due to economic conditions, and liquidated assets and ceased operations in 1986, and the Company operated briefly again in 1999 - 2002 after a change in control. Accordingly, the Company remained dormant with no activity from 1987 - 1999 and again from 2002 until December 2004. Since that date the Company has through the use of farm-outs received carried working interests in several wells and has been able to move non-producing properties into the producing category.

During its fiscal year ended September 30, 2007, the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. We do not anticipate involvement or participation in any of the above proceedings.

(b) Business of Issuer

On a very small scale the Company has re-entered the oil and gas industry as a producer but the prospect of growth is limited by the availability of sufficient funds to pursue this on a more active basis. The Company currently has three employees.

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

Item 2. Description of Property

As of September 30, 2007, the assets consisted of only the Montgomery County Pipeline, the Lindley lease, the Noll lease, and the Ownbey and Troyer leases which produce oil.

Oil and gas operations are and will be subject to federal, state and local laws and regulations and political developments. The domestic production and sale of oil and gas are subject to federal regulation by the Department of Energy and the Federal Energy Regulation Commission. Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations. In addition, oil and gas operations are subject to extensive federal and state regulations concerning exploration, development, production, transportation and pricing, and to interruption or termination by governmental authorities.

The term "working interest" as used herein means all or a fractional part of the ownership rights granted by a concession or lease. The working interest or a part thereof, pays all costs of operation and is entitled to the gross production less royalties retained by the grantor or lessor and less other royalties or non-operating interests created and assigned from the working interest.

There are currently 4 oil wells on the Lindley lease in which the Company owns a 100% working interest, and 4 oil wells on the Ownbey/Troyer Lease in which the Company owns a 25% working interest and 5 oil wells on the Ownbey/Troyer Lease in which the Company owns a 12.5% working interest, and one oil well on the Noll Lease in which the Company owns a 25% working interest.

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and Federal governments. The overall market is mature, and, with the exception of gas, all producers in a producing region will receive the same price. Purchasers or gatherers will typically purchase all crude oil offered for sale at posted field prices which are adjusted for quality difference from the "Benchmark". Benchmark is the price of Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Oil pumped from wells is stored in tanks on site where the purchaser normally picks up the oil at the well site, but in some instances there may be deductions for transportation from the well-head to the sales point. Either the Company, the operator, or the purchaser handles payment disbursements to both the working interest owners and the royalty interest owners.

During the year ended September 30, 2007, the following customers accounted for greater than 10% of our oil and gas sales:

         Plains Marketing LP                      100%

American Resources has no other relationship with this customer. This concentration is a matter of convenience for us rather than necessity since these customers are active buyers in the areas where our wells are located, and prices between potential customers vary little or not at all as prices are tied to the going market rate for the commodity. If the Company lost its largest customer, management believes the Company could quickly replace the lost customer with other buyers paying comparable prices. Consequently, management does not believe the loss of one or more of American Resources's major customers would have a material adverse effect on its business.

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

PROVED OIL RESERVES
September 30, 2007

                                                              (Barrels)
         Proved developed reserves:
                  Beginning of year                            10,530
                  Purchases of reserves in place                  -0-
                  Adjustments                                  (5,027)
                  Production                                     (183)
                           End of year                          5,320


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

Impairment

American Resources has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and proved oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell. Fair values used for impairment identification are based on undiscounted cash flow amounts determined by the reserve reports. During the fiscal year ended September 30, 2007, Golden Chief did not identify any properties requiring impairment. Unproved oil and gas properties are periodically assessed for impairment following the guidance provided in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies".

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on American Resource's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit of production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

Accounting for Asset Retirement Obligations

American Resources accounts for the asset retirement obligations under the provisions of FASB No. 143, which requires the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recognized. No accretion expense is included in "Depreciation, depletion, and amortization" in the accompanying statement of operations for the year ended September 30, 2007 since the Company's estimates reflect that the remaining salvage value of recoverable property exceeds the liability of the potential retirement obligations.


Item 3. Legal Proceedings

As of January 10, 2008 there were no legal proceedings to which we were a party, and no litigation is known to be pending.

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


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

The shares have been traded on the over the counter bulletin board since late November of 2006. Based on information available directly from the Over the Counter Bulletin Board data center, share prices have ranged from an annual low of $0.054545 per share to a high of $0.327273 per share. Our shares have been trading sporadically, in the Pink Sheet market since late August of 2003. Our shares are traded on both markets under the symbol ARUR.

As of September 30, 2007, certain options have been granted to investors as follows: 100,000 shares at an exercise price of $0.10 per share expiring In January of 2012; 100,000 shares at an exercise price of $0.15 per share expiring in January of 2012; and 240,000 shares with an exercise price of $0.125 per share expiring in August of 2008.

(b) Holders

As of September 30, 2007, there were approximately 1,300 stockholders of record of our common stock. Additional stockholders hold stock in street names; the number of street name holders is not available to us.

(c) Dividends

The Company has not declared or paid dividends in the past, and does not anticipate doing so in the immediate future. (See subsequent events)

Item 6. Management's Discussion and Analysis or Plan of Operations

In fiscal year 2007 the Company participated in the drilling of several wells receiving a "carried working interest" in these wells on the Ownbey/Troyer lease in Chautauqua County, Kansas. These wells began producing late in the fiscal year and the operator was continuing to adjust the production methods to maximize daily production at year-end. The Company plans to participate in the additional drilling and re-working of several wells on our leases in southeast Kansas during the upcoming fiscal year.

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

During the current fiscal year the Company continued to raise needed funds through the sale of common stock to existing shareholders. During the year we sold 663,456 shares and received $91,600 in proceeds from these sales. In order to continue operations the Company will need to continue to raise additional funds from common stock sales or other sources.

As shown in the accompanying financial statements, American Resources incurred recurring net losses of $394,907 and $182,483 in years ended September 30, 2007 and 2006, respectively, has an accumulated deficit of $5,358,826 and has minimal working capital. These conditions raise substantial doubt as to American Resource's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if American Resources is unable to continue as a going concern.

As of September 30, 2007 the Company has been able to place $50,000 in long-term debt with a maturity of three years bearing interest at ten per cent per annum. These notes are convertible into shares of the Company's stock which collateralizes the notes. The Company continues to seek these and other sources of financing.

Subsequent Events

On November 1, 2007 the Company's Board of Directors elected to declare a 10% stock dividend effective for shareholders of record as of November 30, 2007. The dividend shares are scheduled to be issued shortly.

In October of 2007 the Company sold 160,000 of its common shares for $25,000 to an investor. The investor received options exercisable at $0.15625 per share for 160,000 shares expiring in April 2008. Additionally an additional 403,500 shares were issued for consulting services. An additional $10,000 in long-term debt was incurred with the same parameters as the above discussed long-term debt.

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

In connection with the completion of its audit of, and the issuance of its report on the financial statements of American Resources for the year ended September 30, 2005, Malone & Bailey, PC identified deficiencies in our internal controls related to the failure to record the value of common stock issued for services disclosure controls relating to such transactions during the interim periods of 2005. The adjustments to these accounts and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal controls by training our new bookkeeper in an effort to remediate these deficiencies. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Item 8B. Other Information.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Each of the officers and directors hold office for one year terms. None of the officers or directors have been involved in any material legal proceedings. The following are the officers and directors of the Company as of September 30, 2007:

         Name              Age             Position               Director Since
         ----              ---             --------               --------------
B. Fred Oden, III          52    President and Director                  2004
Michael H. McIlvain        61    Executive Vice President and Director   1999
Hugh Fowler                51    Secretary and Director                  2004

Management.

B. Fred Oden III, age 52, Lewisville, Texas, has been President since August 1, 2006 and a director of the Company since November 15, 2004. He is also President and Chief Executive Officer of Sabine Operating Services, Inc., Westminster, Texas which is a Texas and Kansas licensed petroleum operator. Mr. Oden has more than twenty years experience in the oil and gas industry. A sociology and law enforcement graduate of Lamar State University, Beaumont, Texas, Mr. Oden is a Texas certified peace officer.

Michael H. McIlvain, age 61, Trophy Club, Texas is Executive Vice President and a director of the Company. Mr. McIlvain holds BS and MBA degrees from the University of Kansas. He has more than 20 years of experience in the oil and gas business, mainly with Clinton Oil Co., Wichita, Kansas, and Rickelson Oil and Gas Company, Tulsa, Oklahoma. Between 1994 and 1997, he was executive vice president of BeneFund, Inc., a publicly held telecommunications company based in Tulsa.

Hugh W. Fowler, age 51, Richardson, Texas has been a Vice-President and a director of the Company since November 15, 2004. He is a business administration graduate of Stephen F. Austin University, Nacogdoches, Texas and since 1977 has worked in the oil and gas industry, primarily in Southeastern, Kansas.

Item 10. Executive Compensation

None

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following is certain information regarding the Company's common stock as of September 30, 2007 with respect to (a) security ownership of each person known by the Company to own beneficially more than 5% of the Company's common stock, and (b) security ownership of management.


                         Ownership at September 30, 2007

                Name and Address       Number of        Percent
Title of Class  of Beneficial Owner    Shares Owned     of Class      Notes
-------------   -------------------    ------------     --------      -----

Common Stock     M. H. McIlvain             766,872         7.31%   See 1 below.
No Par Value     110 Seminole
                 Trophy Club, TX  76262

Common Stock     B. Fred Oden               480,000         4.57%   See 2 below.
No Par Value

Common Stock     Hugh Fowler                137,219         1.31%   See 3 below.
No Par Value     505 Tiffany Trail
                 Richardson, Texas

All directors and officers
as a group (3 persons)                    1,384,091        13.19%

There are no family relationships between the officers and directors.

     1. Of Mr. McIlvain's shares 8,000 are held by Elizabeth L. McIlvain, his wife; 2,000 held by Elizabeth L. McIlvain as custodian for a minor child; and the remaining 756,872 shares are held directly.

     2. 140,000 of Mr. Oden's shares are held by Sabine Operating Services, Inc. of which he is the President and majority shareholder.

     3. 43,120 shares are held as tenants in common with Mr. Fowler's wife, Ruthye, and 40,000 shares are held by Mr. Fowler's minor children.

     4.   The directors include M. H. McIlvain, B. Fred Oden, and Hugh Fowler.

(c) Changes in Control

None.

Item 12. Certain Relationships and Related Transactions

Sabine Operating Services, Inc. (Sabine), a company of which Mr. Oden is the majority owner, operates the Kansas properties for the Company pursuant to a joint operating agreement.

Item 13. Exhibits and Reports on Form 8-K

On November 1, 2007 a filing on Form 8-K was made informing that the directors had declared a 10% stock dividend to shareholders of record as of November 30, 2007.

On April 4, 2007 a filing on Form 8-K was made informing that the directors, acting upon shareholder approval had declared a reverse stock split of 1 for 50 effective April 16, 2007. Additionally, the Company's was changed from Golden Chief Resources, Inc. to American Resource Technologies, Inc.

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

                                            AMERICAN RESOURCE TECHNOLOGIES, INC.


Date:  January 15, 2008                     /s/  B. FRED ODEN, III
                                            --------------------------
                                            By: B. Fred Oden, III, President,
                                            Chief Executive Officer

Date:  January 15, 2008                     /s/  M. H. MCILVAIN
                                            --------------------------
                                            By: M. H. McIlvain, Executive
                                            Vice President, and Principal
                                            Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                    Title                             Date
      ---------                    -----                             ----

/s/ B. FRED ODEN, III       President & Director               January 15, 2008
-----------------------
B. Fred Oden, III


/s/ M. H. MCILVAIN          Exec. Vice President & Director    January 15, 2008
-----------------------
M. H. McIlvain


/s/ HUGH FOWLER             Secretary & Director               January 15, 2008
-----------------------
Hugh Fowler


                               American Resource Technologies, Inc.
                                         Balance Sheets


                                                                          September 30,      September 30,
                                                                               2007              2006
A S S E T S
-----------
Current assets
--------------
             Cash                                                                $ 25,280             $ 191
             Accounts receivable                                                    2,117                 -
             Advances to related parties                                           64,225                 4
                                                                         -----------------  ----------------
             Total current assets                                                  91,622               195
                                                                         -----------------  ----------------

Property & equipment
--------------------
             Producing oil & gas property, net of depletion                       243,310           155,991
                                                                         -----------------  ----------------
             Furniture & fixtures, net of depreciation                             20,250            23,250
                                                                         -----------------  ----------------
                  Total                                                           263,560           179,241
                                                                         -----------------  ----------------

Other assets
------------
             Non-producing oil & gas properties                                         -            95,000
             Montgomery pipeline                                                   34,789            34,789
                                                                         -----------------  ----------------
             Total                                                                 34,789           129,789
                                                                         -----------------  ----------------

             Total assets                                                       $ 389,971         $ 309,225
                                                                         =================  ================


L I A B I L I T I E S    and   S T O C K H O L D E R S'    E Q U I T Y
----------------------------------------------------------------------

Current liabilities
-------------------
             Accounts payable                                                    $ 50,157          $ 19,863
                                                                         -----------------  ----------------
             Total current liabilities                                             50,157            19,863

Long-term liabilities
---------------------
             Long-term notes payable                                               50,000                 -
                                                                         -----------------  ----------------
             Total long-term liabilities                                           50,000                 -


Stockholders' equity
--------------------
             Common stock, no par value
             authorized 500,000,000 shares;  10,492,985
             and 5,508,727 issued and outstanding                                       -                 -
             Additional paid-in capital                                         5,648,640         5,253,281
             Accumulated deficit                                               (5,358,826)       (4,963,919)
                                                                         -----------------  ----------------

             Total stockholders' equity                                           289,814           289,362
                                                                         -----------------  ----------------

             Total liabilities and stockholders' equity                         $ 389,971         $ 309,225
                                                                         =================  ================

                                     See accompanying notes.


                      American Resource Technologies, Inc.
                            Statements of Operations

                                                           For the Years Ended
                                                               September 30
                                                         2007               2006



Revenue
  Oil and gas                                             $ 18,550           $ 11,218
                                                   ----------------   ----------------
  Total revenue                                             18,550             11,218

Cost of revenues:
  Lease operating expenses                                  76,652             51,937
  Depletion                                                  7,681              3,313
                                                   ----------------   ----------------
              Total cost of revenues                        84,333             55,250

                                                           (65,783)           (44,032)

Operating expenses:
  Consulting fees                                          245,500             24,500
  Depreciation                                               3,000              1,750
  Professional fees                                         35,470             35,243
  Public relations                                             250              4,721
  Travel                                                     4,861              6,368
  Rent                                                      17,100             15,725
  Other                                                     22,943             50,144
                                                   ----------------   ----------------
       Total operating expenses                            329,124            138,451
                                                   ----------------   ----------------

Loss from operations                                      (394,907)          (182,483)

Other income/(expenses)                                          -                  -
                                                   ----------------   ----------------

                                                                 -                  -

Net loss                                                 $(394,907)         $(182,483)

Basic loss per share                                       $ (0.06)           $ (0.03)
                                                   ================   ================

Weighted average shares outstanding                      6,786,281          5,363,104
                                                   ================   ================


                              See accompanying notes.



                                      American Resource Technologies, Inc.
                                 Statement of Changes in Stockholders' Equity
                               For the Years Ended September 30, 2007 and 2006


                                        Common Stock        Additional                               Total
                                           Shares             Paid in          Accumulated       Stockholders'
                                        No par value          Capital            Deficit            Equity
                                      -----------------   ----------------   -----------------   --------------
Balances September 30, 2005                  5,207,887        $ 5,079,281        $ (4,781,436)       $ 297,845
                                      -----------------   ----------------   -----------------   --------------

Shares issued for:
  Cash                                         250,840            149,000                              149,000
  Assets                                        50,000             25,000                               25,000


Net loss                                                                             (182,483)        (182,483)

Balance September 30, 2006                   5,508,727        $ 5,253,281        $ (4,963,919)       $ 289,362
                                     -----------------   ----------------   -----------------   --------------

Shares issued for:
  Cash                                         663,456             91,600                               91,600
  Services                                   3,340,090            245,674                              245,674
  Payables                                     580,845             58,085                               58,085
  Note collateral                              400,000                  -                                    -
  Adjust for reverse split                        (133)                 -                                    -

Net loss                                                                             (394,907)        (394,907)
                                      -----------------   ----------------   -----------------   --------------

Balances September 30, 2007                 10,492,985        $ 5,648,640        $ (5,358,826)       $ 289,814
                                      =================   ================   =================   ==============



                                                  See accompanying notes.


                      American Resource Technologies, Inc.
                            Statements of Cash Flows
                 For the Years Ended September 30, 2007 and 2006

Cash Flows from Operating Activities:                         2007         2006
-------------------------------------                      ---------    ---------

           Net Loss                                        $(394,907)   $(182,483)
           Adjustments to reconcile net loss to net cash
             used in operating activities:
             Depreciation                                      3,000        1,750
             Depletion                                         7,681        3,313
             Stock issued for services                       245,674         --
           Changes in:
             Accounts receivable                              (2,117)        --
             Accounts payable                                  1,812       (6,382)


Net Cash Used in Operating Activities                       (138,857)    (183,802)
                                                           ---------    ---------

Cash Flows from Investing Activities:
-------------------------------------
           Advances to related parties                        22,346      (91,918)
           Repayments from related parties                      --        119,818
                                                           ---------    ---------
Net Cash Provided by Investing Activities                     22,346       27,900

Cash Flows from Financing Activities:
-------------------------------------

           Proceeds from long term notes payable              50,000         --
           Proceeds of stock sales                            91,600      149,000
                                                           ---------    ---------

Net Cash Provided By Financing Activities                    141,600      149,000

Net Increase (Decrease) in Cash                               25,089       (6,902)

Cash and cash equivalents
           Beginning of year                                     191        7,093
                                                           ---------    ---------

End of year                                                $  25,280    $     191
                                                           =========    =========

Supplementary Disclosure:
-------------------------
           Cash Paid for Interest                          $    --      $    --
           Cash Paid for Taxes                                  --           --

Non-cash transactions:
----------------------
           Shares issued:
             For services                                    245,674         --
             For furniture and equipment                        --         25,000


                             See accompanying notes.

                                       F-4

                      American Resource Technologies, Inc.
                          Notes to Financial Statements


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

CASH AND CASH EQUIVALENTS

American Resources considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows.

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

American Resources follows the policy of beginning to depreciate property and equipment on the date the asset is available for use, which is when the asset is in the location and condition necessary to operate as intended. The Montgomery pipeline is not in condition to operate as intended as it requires testing and inspection before it will be available for use. Accordingly, no depreciation has been recorded on this asset as of September 30, 2007.

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

Unproved oil and gas properties that are individually significant are assessed annually for impairment of value, and a loss is recognized at the time of impairment (See "Impairment" below). Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated residual salvage values, are depreciated and depleted by the units-of-production method. For the year ended September 30, 2007, the Company recorded depletion expense totaling $7,681 and in the year ended September 30, 2006 totaled $3,313. All of the Company's reserves are located within the United States.

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

LONG-LIVED ASSETS

Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations for the remaining amortization period. If impairment exists, the carrying amount of the long-lived asset is reduced to its estimated fair value, less any costs associated with any final settlement. As of September 30, 2007, there was no impairment of the Company's long-lived assets.

Impairment

The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and proved oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell. Fair values used for impairment identification are based on discounted cash flow amounts determined by the reserve reports. There were no impairment charges for the years ended September 30, 2007 and 2006. Unproved oil and gas properties are periodically assessed for impairment following the guidance provided in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies".

INCOME TAXES

American Resources recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. American Resources provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

American Resource's differences arise principally from the difference in the way oil and gas assets are deducted for tax purposes.

EARNINGS PER SHARE

Generally accepted accounting principles provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share excludes dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings of the entity on an "as if" converted basis. This is done by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potential dilutive securities. American Resources had no dilutive securities during 2006 or 2007.

CONCENTRATIONS

American Resource's operations are all in the oil and gas industry. As such, revenues, costs, etc. are subject to changes due to national and international inventory levels, variations in consumption, and other factors. The Company currently owns interests in only two properties and deals with a single operator on each property. Should anything happen to the operator of either property, it is believed that a substitute operator would be available.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

American Resources does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

STOCK-BASED COMPENSATION

In December 2004 the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. The Company has not granted any options to employees in the past two fiscal years.

GOING CONCERN

As shown in the accompanying financial statements, American Resources incurred recurring net losses of $394,907 and $182,483 in years ended September 30, 2007 and 2006, respectively, has an accumulated deficit of $5,358,826 and has minimal working capital. These conditions raise substantial doubt as to American Resource's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock and debt. The financial statements do not include any adjustments that might be necessary if American Resources is unable to continue as a going concern.


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

American Resources elected to provide more detail of the individual changes presented in the statement of changes in stockholders' deficit in these financial statements. Additionally, typing errors in the original filing were corrected including changing the presentation of total stockholders deficit as of September 30, 2004 from ($15,640) to the correct amount of ($38,826) and changing the presentation of total stockholders deficit as of September 30, 2005 from $1,039,185 to the correct amount of ($67,879).

NOTE 3:   OIL AND GAS PROPERTIES

The Company acquired an interest in a non-producing lease during fiscal year 2005, and put it in production late in calendar year 2005. Disclosures of unaudited information regarding reserves are presented at Note 11.

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

No accretion expense is included in "Depreciation, depletion, and amortization" in the accompanying statement of operations for the years ended September 30, 2007 and 2006 since the Company's estimates reflect that the remaining salvage value of recoverable property exceeds the liability of the potential retirement obligations.

NOTE 4 - STOCK TRANSACTIONS

During the fiscal year ended September 30, 2007 we sold 663,456 shares and received $91,600 in proceeds from these sales.

At September 30, 2007, American Resources reserved 440,000 shares of its authorized but un-issued common stock for possible future issuance in connection with the potential exercise of stock options.

NOTE 5 - LONG TERM DEBT

As of September 30, 2007 the Company has been able to place $50,000 in long-term debt with a maturity of three years bearing interest at ten per cent per annum. These notes are convertible into shares of the Company's stock which collateralizes the notes. The Company continues to seek these and other sources of financing.


NOTE 6 - STOCK OPTIONS

The following table lists the options outstanding at September 30, 2007.

                                     Date of
Grantee                               Grant         Exp. Date        Price      # Shares
-------                               -----         ---------        -----      --------
Pinnacle Consulting Group, Inc.     8/10/2007       1/10/2012       $ 0.10       100,000
Pinnacle Consulting Group, Inc.     8/10/2007       1/10/2012       $ 0.15       100,000
Gary Hartstein                      8/15/2007       8/15/2008       $ 0.125      100,000
William Becker                      8/15/2007       8/15/2008       $ 0.125      100,000
Becker 1987 Trust                   8/15/2007       8/15/2008       $ 0.125       40,000



The following table is an analysis of options for the purchase of American
Resources's common stock outstanding as of September 30, 2007 & 2006.

                                    2007                       2006
                         --------------------------  ------------------------
                                         Weighted                  Weighted
                                          Average                   Average
                                         Exercise                  Exercise
                            Shares         Price        Shares       Price
                         ------------  ------------  -----------  -----------
Outstanding, beginning
  of year                     50,000   $      0.05      250,000   $     0.12
Granted                      440,000          0.125      50,000          .05
Expired/Cancelled            (50,000)         0.05          -            -
Exercised                       -              -            -            -
                         ------------  ------------  -----------  -----------
Outstanding end of year      440,000   $      0.125      50,000   $     0.05
                         ============  ============  ===========  ===========
Exercisable                  440,000   $      0.125      50,000   $     0.05
                         ============  ============  ===========  ===========


                             Outstanding                     Exercisable
                   --------------------------------     ---------------------
                                  Weighted
                     Number        Average    Weighted     Number      Weighted
                   Outstanding    Remaining    Average   Exercisable    Average
Range of           at Sept. 30,  Contractual  Exercise   at Sept. 30,  Exercise
Exercise Prices       2007          Life       Price         2007       Price
-----------------  ----------    ----------   --------   -----------   --------
  $0.05              100,000       5 years    $  0.10       100,000     $ 0.10
  $0.15              100,000       5 years    $  0.15       100,000     $ 0.15
  $0.125             240,000      11 months   $  0.125      240,000     $ 0.125
                   ----------    ----------   --------   -----------   --------
   Total             440,000      33 Months   $  0.125      440,000     $ 0.125
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

NOTE 7 - INCOME TAXES

American Resources uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007 and 2006, American Resources incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,452,790 at September 30, 2007, and will expire in the years 2014 through 2026.

At September 30, 2007, deferred tax assets, calculated at 34%, consisted of the following:

     Deferred tax assets:
       Net operating losses                      $ 1,513,900
       Less:  valuation allowance                 (1,513,900)
                                                 -----------

     Net deferred tax asset                      $         0
                                                 ===========


NOTE 8 - RELATED PARTY TRANSACTIONS

Sabine Operating Services, Inc. (Sabine) a company controlled by the Company's president is the operator of record for all of its oil and gas properties located in Kansas. Consequently all lease operating expense and all charges relating to the properties are originated by Sabine. The Company is satisfied that Sabine's charges are based on industry standards and are at most equivalent to those that would be charged by third-party unrelated operators. The Company's related parties are Sabine Operating Services, Inc. M. H. McIlvain, and Striker One Resources, Inc., owned by Hugh Fowler. These parties' transactions are shown on the balance sheet as "Advances to related parties." At September 30, 2007 Sabine Operating Services, Inc. balance was $53,031.45 with Mr. McIlvain and Striker One making up the balance for a total of $64,225.

In September 2005, American Resources purchased a non-producing oil and gas property located in Montgomery County, Kansas from a related party for 5,000,000 shares. The previous owner had a carrying value of $155,114 which approximates the fair market value of the shares issued and is the recorded purchase amount.

NOTE 9 - LEASE OBLIGATION

American Resources leased its office space under a six-month lease ending December 31, 2005. Rent expense totaled $17,100 for the year ended September 30, 2007. The Company continues to lease the space on a month to month basis.

NOTE 10 - SUBSEQUENT EVENTS

On November 1, 2007 the Company's Board of Directors elected to declare a 10% stock dividend effective for shareholders of record as of November 30, 2007. The dividend shares are scheduled to be issued shortly.

In October of 2007 the Company sold 160,000 of its common shares for $25,000 to an investor. The investor received options exercisable at $0.15625 per share for 160,000 shares expiring in April 2008. Additionally an additional 403,500 shares were issued for consulting services. An additional $10,000 in long-term debt was incurred with the same parameters as the above discussed long-term debt.

NOTE 11:   DISCLOSURES REGARDING OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The Company acquired its main oil producing interest during the year ended September 30, 2007.

         Reserve Quantities of Oil

                                                          (Barrels)
         Proved developed reserves:
                  Beginning of year                        10,530
                  Purchases of reserves in place             -0-
                  Adjustments                              (5,027)
                  Production                                 (183)
                           End of year                      5,320

All of the Company's reserves are located within the United States. No estimates of reserves have been reported to or filed with any other Federal authority or agency during the year presented.