Form 10QSB
period 2007-12-31
American Resource Technologies, Inc.
filed 2008-02-14
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2007

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

Indicate by check mark whether the registrant           Yes [ ] No [X]
is a shell company (as defined in Rule 12b-2 of the Exchange Act).


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           There were 12,229,846 shares of common stock, No Par Value, outstanding as of December 31, 2007.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]


PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements


                              American Resource Technologies, Inc.
                                         Balance Sheets
                                           (Unaudited)

                                                                   December 31     September 30
                                                                       2007            2007
A S S E T S
-----------

Current assets:
             Cash                                                  $     17,774    $     25,280
             Accounts receivable                                           --             2,117
             Advances to related parties                                 70,801          64,225
                                                                   ------------    ------------
             Total current assets                                        88,575          91,622

Property & equipment
             Producing oil & gas properties, net of depletion           237,853         243,310
             Furniture & fixtures, net of depreciation                   19,500          20,250
                                                                   ------------    ------------
                                                                        257,353         263,560
Other assets
             Montgomery pipeline                                         34,789          34,789
                                                                   ------------    ------------
                 Total                                                   34,789          34,789

             Total assets                                          $    380,717    $    389,971
                                                                   ============    ============

L I A B I L I T I E S  and  S T O C K H O L D E R S'  E Q U I T Y
-----------------------------------------------------------------

Current liabilities
             Accounts payable                                            50,393          50,157
                                                                   ------------    ------------
             Total current liabilities                                   50,393          50,157

Long-term liabilities
             Long-term notes payable                                     60,000          50,000
                                                                   ------------    ------------
             Total long-term liabilities                                 60,000          50,000

Stockholders' equity
             Common stock, no par value
             authorized 500,000,000 shares; 12,229,846
             and 10,492,985 issued and outstanding, respectively
             Additional paid-in capital                               5,753,410       5,648,640
             Accumulated deficit                                     (5,483,086)     (5,358,826)
                                                                   ------------    ------------


             Total stockholders' equity                                 270,324         289,814
                                                                   ------------    ------------

             Total liabilities and stockholders' equity            $    380,717    $    389,971
                                                                   ============    ============


                                 See accompanying notes.


                      American Resource Technologies, Inc.
                            Statements of Operations
                For Three Months Ended December 31, 2007 and 2006
                                   (Unaudited)


                                                     2007              2006
                                                 ------------      ------------

Revenue
  Oil and gas                                    $     17,089      $       --

Cost of Revenues
  Lease operating expenses                              8,102            11,117
  Depletion                                             5,457              --
                                                 ------------      ------------
        Total  Cost of Revenues                        13,559            11,117

General & administrative expenses                     127,791            27,424
                                                 ------------      ------------
       Total Operating Expenses                       127,791            27,424

Net loss                                         $   (124,261)     $    (38,541)
                                                 ============      ============

Loss per Share                                   $      (0.01)     $      (0.01)
                                                 ============      ============

Weighted Average Shares Outstanding                11,399,772         5,586,727
                                                 ============      ============


                             See accompanying notes.


                         American Resource Technologies, Inc.
                     Statement of Changes in Stockholders' Equity
                  For the Three Month Period Ended December 31, 2007
                                      (Unaudited)


                              Common Stock    Additional                      Total
                                 Shares        Paid in      Accumulated    Stockholders'
                              No par value     Capital        Deficit         Equity
                              -----------    -----------    -----------    -----------

Balances September 30, 2007    10,492,985    $ 5,648,640    $(5,358,826)   $   289,814
                              -----------    -----------    -----------    -----------

Shares issued for:
  Cash                            160,000         25,000         25,000
  Services                        403,500         79,770         79,770
  Note collateral                  80,000           --             --
  Dividend shares               1,093,361           --             --

Net loss                                                       (124,260)      (124,260)
                              -----------    -----------    -----------    -----------

Balances December 31, 2007     12,229,846    $ 5,753,410    $(5,483,086)   $   270,324
                              ===========    ===========    ===========    ===========





                                See accompanying notes.

                                           4

                      American Resource Technologies, Inc.
                            Statements of Cash Flows
           For the Three Month Periods Ended December 31, 2007 & 2006
                                   (Unaudited)

Cash Flows from Operating Activities:                     2007           2006
-------------------------------------                     ----           ----

Net Loss                                               $(124,261)     $ (38,541)

Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depletion                                                5,457           --
  Depreciation                                               750            750
  Stock Issued for Services                               79,770          4,000
Change in assets and liabilities:
  Decrease(increase) in:
    Accounts receivable                                                    --
  Increase(Decrease) in:
    Accounts Payable                                         236         12,522
                                                       ---------      ---------

Net Cash Used in  Operating Activities                   (38,048)       (21,269)

Cash Flows from Investing Activities
------------------------------------

Advances to related parties                               (4,458)        (4,401)
                                                       ---------      ---------

Net Cash Used in Investing Activities                     (4,458)        (4,401)

Cash Flows from Financing Activities:
-------------------------------------

Long-term debt                                            10,000           --
Proceeds of stock sales                                   25,000         25,600
                                                       ---------      ---------

Net Cash Provided by Financing Activities                 35,000         25,600

Net Decrease in Cash                                      (7,506)           (70)

Cash -Beginning of period                                 25,280            191
                                                       ---------      ---------

Cash -End of period                                    $  17,774      $     121
                                                       =========      =========

Supplementary Disclosure:
-------------------------
Cash Paid for Interest                                 $   1,500      $    --
Cash Paid for Taxes                                         --             --

Non-cash transactions:
----------------------
Shares Issued for:
  Services                                             $  79,770      $   4,000


                             See accompanying notes.

                      American Resource Technologies, Inc.
                          Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of American Resource Technologies, Inc. ("American Resources")have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three month periods ended December 31, 2007 and 2006 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements for the year ended September 30, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

NOTE 2 - COMMON STOCK

During the three months ending December 31, 2007, American Resources issued 160,000 shares of common stock for cash of $25,000. An additional 403,500 shares were issued for services of $79,770, and 80,000 shares were issued as collateral on long-term debt.

NOTE 3 - SUBSEQUENT EVENTS

The Company is working with its transfer agent to issue the dividend shares discussed in the General section below. In January of 2008 the Company issued 100,000 shares of its common stock for consulting fees of $18,000.

NOTE 4 - STOCK OPTIONS

The following table lists the options outstanding at December 31, 2007.

                                     Date of
Grantee                               Grant      Exp. Date     Price    # Shares
-------                               -----      ---------     -----    --------
Pinnacle Consulting Group, Inc.     8/10/2007    1/10/2012   $   0.10    100,000
Pinnacle Consulting Group, Inc.     8/10/2007    1/10/2012   $   0.15    100,000
Gary Hartstein                      8/15/2007    8/15/2008   $  0.125    100,000
William Becker                      8/15/2007    8/15/2008   $  0.125    100,000
Becker 1987 Trust                   8/15/2007    8/15/2008   $  0.125     40,000
Kahanic Trust                      10/12/2007   10/31/2008   $0.15625    160,000
                                                                        --------
  Total options outstanding at 12/31/07                                  600,000

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

On December 21, 2006 the Company held a special shareholders meeting at which the shareholders approved a resolution authorizing the Board of Directors to evaluate the necessity of a reverse stock split and also to implement a reverse stock split if they determine it to be necessary. The stock split was implemented in April of 2007 and resulted in a 1 for 50 reverse split. The shareholders also ratified the actions of the officers and directors since the last special shareholders meeting on December 17, 2001.

During the quarter ending December 31, 2006, six additional wells were drilled on the Ownbey lease in Chautauqua County, Kansas pursuant to a farmout agreement, which provides that the Company receives a "carried" working interest in the wells. Production casing was set on all wells and completions operations are continuing.

Capital Resources:

During the current quarter, our capital resources were extremely limited. Our prospects will depend entirely on our ability to secure future financing.

The assets as of December 31, 2007 totaled $384,563, consisting primarily of the producing leases previously acquired in the transaction with International Royalty and Oil Co. in December 2004, and Sabine Operating Services in September 2005.

Revenues and Expenses:

During the current quarter, we recognized oil and gas revenue of $17,089 along with lease operating expenses and depletion totaling $13,559.

During the quarter a year ago, we reported no revenues.

Gross income on oil & gas operations amounted to $3,530 for the three months ended December 31, 2007. Total operating expense amounted to $127,791 for the three months ended December 31, 2007, an increase of $100,367 from the same period in the prior year resulting primarily from increased consulting fees incurred during the quarter.

Liquidity:

Net cash used in operations for the three months ended December 31, 2007 amounted to $38,048 as compared to $21,269 for the comparable period of the prior year. The increase resulted primarily from cash payments for operating expenses.

Cash provided from financing activities for the three month period ended December 31, 2007 amounts to $35,000 and consisted of cash proceeds from common stock issuances and long-term debt.

Subsequent Events:

In January of 2008 the Company issued 100,000 shares of its common stock for consulting fees of $18,000.

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

ITEM 3. CONTROLS AND PROCEDURES.

     a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2007, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. Our auditors proposed material adjustments related to the issuance of stock for services, among others, which have been recorded by the Company. The Company is working to improve our accounting expertise to eliminate such adjustments in the future.

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

                                            AMERICAN RESOURCE TECHNOLOGIES, INC.


Date:  February 13, 2008                        B. FRED ODEN, III
                                            -----------------------
                                            By: B. Fred Oden, III, President


Date:  February 13, 2008                    /s/ M. H. MCILVAIN
                                            -----------------------
                                            By: M. H. McIlvain, Executive Vice
                                                President and Chief Financial
                                                Officer