Form 10QSB
period 2008-03-31
American Resource Technologies, Inc.
filed 2008-05-14
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2008


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission file number 0-12809

                      AMERICAN RESOURCE TECHNOLOGIES, INC.
                      ------------------------------------
                     (Formerly Golden Chief Resources, Inc.)
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

             State of Kansas                        48-0846635
             ---------------                       -----------
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

                  There were 12,996,021 shares of common stock,
                 No Par Value, outstanding as of April 22, 2008.


Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]


Item 1. Financial Statements

                                  American Resource Technologies, Inc.
                                             Balance Sheets
                                               (Unaudited)

                                                                               March 31      September 30
                                                                                 2008            2007
A S S E T S

Current assets:
              Cash                                                           $      1,891    $     25,280
                                                                             ------------    ------------
              Total current assets                                                  1,891          25,280
                                                                             ------------    ------------

Property & equipment
              Producing oil & gas properties, net of accumulated depletion
              of $19,694 and $10,993 respectively                                 234,610         243,311
              Furniture & fixtures, net of accumulated depreciation
              of $6,250 and $4,250 respectively                                    18,750          20,250
                                                                             ------------    ------------
                                                                                  253,360         263,561
                                                                             ------------    ------------
Other assets
              Montgomery pipeline                                                  34,789          34,789
                                                                             ------------    ------------
                  Total                                                            34,789          34,789
                                                                             ------------    ------------

              Total assets                                                   $    290,040    $    323,630
                                                                             ============    ============

L I A B I L I T I E S  and  S T O C K H O L D E R S'  E Q U I T Y


Current liabilities
              Accounts payable                                               $     58,324    $     19,980
              Advances from related party                                          21,044           5,040
                                                                             ------------    ------------
              Total current liabilities                                            79,368          25,020
                                                                             ------------    ------------

Long-term liabilities
              Long-term notes payable                                              60,000          50,000
                                                                             ------------    ------------
              Total long-term liabilities                                          60,000          50,000
                                                                             ------------    ------------

Stockholders' equity
              Common stock, no par value
              authorized 500,000,000 shares;                                   12,433,521
              and 10,492,985 issued and outstanding, respectively               4,915,192       4,784,422
              Accumulated deficit                                              (4,764,520)     (4,535,812)
                                                                             ------------    ------------

              Total stockholders' equity                                          150,672         248,610
                                                                             ------------    ------------

              Total liabilities and stockholders' equity                     $    290,040    $    323,630
                                                                             ============    ============


                The accompanying notes are an integral part of the financial statements.


                              American Resource Technologies, Inc.
                                    Statements of Operations
                  For Three and Six Month Periods Ended March 31, 2008 and 2007
                                           (Unaudited)


                                      Three Months Ended March 31,     Six Months Ended March 31,
                                          2008            2007            2008            2007
                                      ------------    ------------    ------------    ------------

Revenue
  Oil and gas                         $      4,116    $      3,144    $     21,205    $      3,144

Cost of Revenues
  Lease operating expenses                   3,136          25,201          11,237          36,317
  Depletion                                  3,243           1,115           8,700           1,115
                                      ------------    ------------    ------------    ------------
        Total  Cost of Revenues              6,379          26,316          19,937          37,432

General & administrative expenses          102,182          34,472         229,974          61,897
                                      ------------    ------------    ------------    ------------
   Total Operating expenses                108,561          60,788         249,911          99,329

Net loss                              $   (104,445)   $    (57,644)   $   (228,706)   $    (96,185)
                                      ============    ============    ============    ============

Basic & diluted Net Loss Per Share    $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)
                                      ============    ============    ============    ============

Weighted Average Shares Outstanding     12,397,738       6,063,957      11,898,755       5,825,342
                                      ============    ============    ============    ============


            The accompanying notes are an integral part of the financial statements.


                          American Resource Technologies, Inc.
                      Statement of Changes in Stockholders' Equity
                      For the Six Month Period Ended March 31, 2008
                                       (Unaudited)

                                                                                Total
                                Common Stock                  Accumulated    Stockholders'
                                  Shares         Amount         Deficit        Equity
                                -----------    -----------    -----------    -----------
Balances September 30, 2007      10,492,985    $ 4,784,422    $(4,535,812)   $   248,610

Shares issued for:
  Cash                              160,000         25,000                        25,000
  Services                          403,500         79,770                        79,770
  Note collateral                    80,000           --                            --
  Dividend shares                 1,093,361           --                            --

Net loss                                                         (124,263)      (124,261)
                                -----------    -----------    -----------    -----------

Balances December 31, 2007       12,229,846    $ 4,889,192    $(4,660,075)   $   229,119

Shares issued for:
  Services                          200,000         26,000                        26,000
  Round-up of Dividend shares         3,675           --                            --

Net loss                                                         (104,445)      (104,447)
                                -----------    -----------    -----------    -----------

Balances March 31, 2008          12,433,521    $ 4,915,192    $(4,764,520)   $   150,672
                                ===========    ===========    ===========    ===========


        The accompanying notes are an integral part of the financial statements.


                      American Resource Technologies, Inc.
                            Statements of Cash Flows
             For the Six Month Periods Ended March 31, 2008 and 2007
                                   (Unaudited)


                                                          2008           2007
                                                       ---------      ---------
Cash Flows from Operating Activities:

Net Loss                                               $(228,706)     $ (96,185)

Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                             1,500          1,500
  Depletion                                                8,700          1,115
  Stock Issued for Services                              105,770          8,000
Change in operating assets and liabilities:
  Decrease(increase) in:
    Advances to related parties                           16,003        (25,993)
    Accounts Payable                                      38,344         26,860
                                                       ---------      ---------

Net Cash Used in  Operating Activities                   (58,389)       (84,703)
                                                       ---------      ---------

Cash Flows from Financing Activities:

Proceeds of stock sales                                   25,000         84,695
Long-term debt                                            10,000           --
                                                       ---------      ---------

Net Cash Provided by Financing Activities                 35,000         84,695
                                                       ---------      ---------

Net Decrease in Cash                                     (23,389)            (8)

Cash -Beginning of period                                 25,280            191
                                                       ---------      ---------

Cash -End of period                                    $   1,891      $     183
                                                       =========      =========

Supplementary Disclosure:
Cash Paid for Interest                                 $    --        $    --
Cash Paid for Taxes                                         --             --

Non-cash transactions:
Shares Issued for:
  Reduction of payables                                $    --        $  58,085


    The accompanying notes are an integral part of the financial statements.

                                        5

                      American Resource Technologies, Inc.
                          Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of American Resource Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three and six month periods ended March 31, 2008 and 2007 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended September 30, 2007 included in American Resource Technologies' Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

NOTE 3 - COMMON STOCK

During the three months ended March 31, 2008 the Company issued 200,000 shares for services valued at $26,000.

During the three months ended December 31, 2007, American Resources issued 160,000 shares of common stock for cash of $25,000. An additional 403,500 shares were issued for services of $79,770, and 80,000 shares were issued as collateral on long-term debt. The Company also announced a 10% stock dividend to shareholders and the dividend resulted in the issuance of 1,097,036 new shares.

During the three months ended December 31, 2006, American Resource Technologies issued: 128,000 shares of common stock for cash of $25,600 and 20,000 shares for $4,000 in services.

During the three months ended March 31, 2007, American Resource Technologies issued:

     o    10,000 shares of common stock for cash of $1,000.
     o    580,845 shares of common stock to reduce payables of $58,085.
     o    20,000 shares of common stock for services of $4,000.


NOTE 4 - SUBSEQUENT EVENT

Subsequent to March 31, 2008 the Company sold 562,500 shares for cash of $45,000. The purchasers of the 562,500 shares also received one-year options for the purchase of 281,250 shares at $0.08 per share.


NOTE 5 - STOCK OPTIONS

The following table lists the options outstanding at March 31, 2008.

                                         Date of
Grantee                                   Grant          Exp. Date        Price      # Shares
----------------------------------      ----------      ----------      ---------  ----------
Pinnacle Consulting Group, Inc.          8/10/2007       1/10/2012      $    0.10     100,000
Pinnacle Consulting Group, Inc.          8/10/2007       1/10/2012      $    0.15     100,000
Gary Hartstein                           8/15/2007       8/15/2008      $   0.125     100,000
William Becker                           8/15/2007       8/15/2008      $   0.125     100,000
Becker 1987 Trust                        8/15/2007       8/15/2008      $   0.125      40,000
Kahanic Trust                           10/12/2007      10/31/2008      $ 0.15625     160,000
                                                                                   ----------
  Total options outstanding at 3/31/08                                                600,000


The outstanding options were purchased by the holders as part of their purchase of restricted common shares on or about the issue date of the options.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

During the current quarter the Company continued operation of the Lindley and Ownbey leases and visited with several possible sources of capital to implement the gas re-injection program on the Ownbey lease.

Capital Resources:

During the current quarter, our capital resources were extremely limited. Our prospects will depend entirely on the Company's ability to secure future financing and develop additional producing oil & gas properties.

Assets as of March 31, 2008 amounted to $310,201, consisting primarily of the producing oil & gas leases and the Montgomery County gas pipeline.

Results of Operations:

During the three months ended March 31, 2008, oil & gas production revenues amounted to $4,116, roughly a 30% increase from the comparable period in the prior year. Lease operating expenses and depletion for the three months ended
March 31, 2008 amounted to $6,379 resulting in a loss on oil & gas operations of $2,263 for the quarter and a profit of $1,268 for the six months ended March
31,2008.

General & administrative expenses amounted to $102,182 for the three months ended March 31, 2008, an increase of $67,710 from the comparable period in the prior year. Our net loss for the three months ended March 31, 2008 amounted to $104,445, an increase of $46,801 over the comparable quarter of the prior year and resulting in a loss from operations of $228,706 for the six month period ended March 31, 2008. The increase in general and administrative expense resulted from increased consulting fees and increased accounting and audit fees.
Our net loss from operations for the six-month period ended March 31, 2007 amounted to $96,185.

Liquidity

American Resource Technologies used cash in its operating activities in the amount of $48,388, a decrease of $36,307 over the comparable period of the prior year. The decrease primarily resulted from the Company paying consulting fees with common stock.

Subsequent Events:

Subsequent to March 31, 2008 the Company sold 562,500 shares for cash of $45,000. The purchasers of the 562,500 shares also received one-year options for the purchase of 281,250 shares at $0.08 per share.

                                       7

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

There were no filings on Form 8-K during the current quarter.

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

On March 23, 2007 the Company filed a report on Form 8-K which said on February 21, 2007 Registrant filed a Form 10-KSB for the year ended September 30, 2006. Registrant inadvertently included a preliminary opinion from its independent auditors, Turner, Stone & Co. LLP, in that filing. We have been informed by Turner, Stone that they have not fully completed their audit engagement, but expect to do so shortly. Readers of that filing therefore should not rely on the financial statements and the auditor's opinion included therein. The financial statements and the opinion covered the fiscal year ending September 30, 2006.

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

AMERICAN RESOURCE TECHNOLOGIES, INC.


Date:  May 13, 2008                /s/ B. FRED ODEN, III
                                   ------------------------------
                                   By: B. Fred Oden, III, President

Date:  May 13, 2008                /s/ M. H. MCILVAIN
                                   ------------------------------
                                   By: M. H. McIlvain, Executive Vice-President
                                       & Chief Financial Officer