Form 10KSB/A
period 2005-09-30
American Resource Technologies, Inc.
filed 2008-06-30
CIK 752391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No.6

Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


                  For the fiscal year ended September 30, 2005

                         Commission file number: 0-12809


                      AMERICAN RESOURCE TECHNOLOGIES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)
                (Formerly known as Golden Chief Resources, Inc.)


          State of Kansas                                        48-0846635
          ---------------                                        ----------
(State or other jurisdiction of                                (I.R.S.Employer
 incorporation or organization)                              Identification No.)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2005, was $4,321,287. The number of shares outstanding of the registrant's common stock on April 21, 2008, was 12,996,021 shares.

PART I

Item 1. Description of Business

(a) Business Development

We were originally incorporated as Arts Antique Autos, Ltd., and changed our name to Golden Chief Resources, Inc. on August 5, 1981. On April 4, 2007 the name was changed to American Resource Technologies, Inc. During the early 1980s, we engaged in oil and gas operating, mining, real estate operations. During the mid-1980s, we lost our asset and revenue base due to economic conditions, and liquidated assets and ceased operations in 1986 and we operated briefly again in 1999 - 2002 after a change in control. Accordingly, we remained dormant with no activity from 1987 - 1999 and again from 2002 until December 2004.

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

Item 3. Legal Proceedings

As of April 28, 2008 there were no legal proceedings to which we were a party, and no litigation is known to be pending.

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


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

Our shares have been trading sporadically, in the Pink Sheet market since late August of 2003, and based on information available directly from the Pink Sheet data center, share prices have ranged from an annual low of $0.01 per share to a high of $0.07 per share in June of this 2005. Our shares are traded under the symbol ARUR.

Our common stock had previously traded on the over the counter bulletin board under the symbol ARUR. The stock began trading in the Spring of 2000, and the following table shows the quarterly trading information for the previous fiscal year as provided by the National Quotation Bureau.

                              Closing Price
Quarter ended               High          Low
-------------               ----          ---

December 31, 2004          $0.013         $0.01
March 31, 2005             $0.023         $0.02
June 30, 2005              $0.035         $0.03
September 30, 2005         $0.025         $0.016

As of September 30, 2005, certain options have been granted to officers and key personnel as follows: 4,000 shares at an exercise price of $0.10 per share with expiration period of December 31, 2005. The preceding numbers of shares have been adjusted for the 1 for ten reverse split effected December 17, 2001

(b) Holders

As of September 30, 2005, there were approximately 300 stockholders of record of our common stock. Additional stockholders hold stock in street names; the number of street name holders is not available to us.

(c) Dividends

We have not declared or paid dividends in the past, and do not anticipate doing so in the immediate future.

Item 6. Management's Discussion and Analysis or Plan of Operations

In December of 2004 the Company entered into an agreement with International Royalty and Oil Co. (IROC) of Dallas, Texas in which the Company will acquire certain oil and gas leases located in Montgomery and Chautauqua Counties in southeast Kansas in exchange for 1,870,000 shares of the Company's common stock, subject to various conditions. Additionally the Company also agreed to issue 50,000 shares to acquire the marketing rights for an enhanced downhole separation device used in the oil and gas industry.

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

During the years ended September 30, 2005 and 2004, we had no operations and incurred operating losses of $219,667 and $23,186 respectively.

During the year ending September 30, 2005, the Company issued:

     o 2,060,000 common shares valued at $284,903 to related parties for the purchase of two oil and gas leases and gas system.
     o    320,488 common shares for cash of $179,610.
     o    21,825 common shares for services valued at $21,825.
     o    140,000 shares for consulting fees valued at $70,000.

During the year ending September 30, 2004, the Company issued:

     o 600,000 common shares to the Company's executive vice president to reduce the payable to him by $30,000.
     o 10,000 common shares to the Company's previous independent auditor to eliminate the payable to him of $16,440.
     o    614,000 shares of common stock for cash of $30,700.

In June 2003 the Company issued 100,000 shares to Jereta Sykes of Wichita, Kansas for the input of $5,000, which was used to reduce the account payable to the Company's Executive Vice President.

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

In December 2001 the Company issued common shares pursuant to the S-8 filing to Steve Owen in the amount of 50,000 shares valued at $175,000; Gene Maloney in the amount of 20,000 shares valued at $70,000; and 20,000 shares to Aden L. Vickers valued at $70,000. The shares to Mr. Owen were issued pursuant to his agreement to provide specific consulting and advisory services in the area of petroleum engineering, identification of possible asset acquisitions, and petroleum geology services. The shares to Mr. Maloney were issued pursuant to his financial consulting agreement with the Company. The shares to Mr. Vickers were issued as payment for legal fees relative to the filing of the S-8 registration statement.

During the quarter ended March 31, 2002 the Company has issued an additional 182,000 shares pursuant to the S-8 registration statement as follows. Gene Maloney was issued 38,000 shares (valued at $95,000) pursuant to his consulting agreement. Steve Owen was issued 120,000 shares (valued at $420,000) pursuant to his consulting and advisory agreement. William Andrew Stack was issued 40,000 shares (valued at $28,000) pursuant to his agreement to provide certain legal services to the Company. 44,000 shares (valued at $238,000) were issued to Dr. Sarvotham Chary who has agreed to provide advisory services in overseas markets.

During the quarter ended June 30, 2002 the Company has issued an additional 180,000 shares (valued at $180,000) pursuant to the S-8 registration statement to consultants and attorneys pursuant to their agreement to provide certain legal services to the Company. The Company also issued 16,000 restricted shares to Vision Publishing for market research services which were valued at $12.000.

In September 2002, the Company issued a total of 300,000 shares to the officers of the Company in exchange for their agreement to waive and forego any benefit from their employment agreements and that the Company shall cancel those agreements including stock option grants. A total of $698,060 had been accrued as salaries under the respective employment agreements.

Subsequent Events

During the fiscal year ended September 30, 2006 the Company sold 243,240 shares and received $141,000 in proceeds from these sales. The Company also issued 50,000 shares with a fair market value of $25,000 for furniture and equipment and 7,600 shares for services of $8,000.

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

For the year ended September 30, 2007, the Company issued 663,456 shares of its common stock for $91,600. The Company also issued 3,340,090 shares of common stock for services of $245,667 and 580,845 shares of common stock to reduce accounts payable of $58,085. The Company reduced the number of shares outstanding by 133 for fractional shares which resulted from the stock split. As of September 30, 2007 the Company placed $50,000 in long-term debt with a maturity of three years bearing interest at ten per cent per annum. These notes are convertible into 400,000 shares of the Company's stock which collateralizes the notes. The Company continues to seek these and other sources of financing.

On April 4, 2007 the Company declared a reverse split of its common shares on the basis of 1 share for each 50 shares owned at the record date. The effects of this action are reflected in this filing. Also on April 4, 2007 the Company changed its name to American Resource Technologies, Inc.

On November 1, 2007 the Company's Board of Directors elected to declare a 10% stock dividend effective for shareholders of record as of November 30, 2007. The dividend shares have been issued and are in the process of being delivered to the shareholders. The dividend resulted in the issuance of 1,097,036 new shares.

In October of 2007 the Company sold 160,000 of its common shares for $25,000 to an investor. The investor received options exercisable at $0.15625 per share for 160,000 shares expiring in October 2008. Additionally an additional 403,500 shares were issued for consulting services. An additional $10,000 in long-term debt was incurred with the same parameters as the above discussed long-term debt and the issuance of 80,000 shares as collateral.

In the period subsequent to December 31, 2007 the Company issued 200,000 shares for consulting services valued at $26,000, and sold 562,500 shares for cash of $45,000. The purchasers of the 562,500 shares also received one-year options for the purchase of 281,250 shares at $0.08 per share.

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

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Each of the officers and directors hold office for one year terms. None of the officers or directors have been involved in any material legal proceedings. The following are the officers and directors of the Company as of September 30, 2004:

Name                      Age             Position               Director Since
------------              ---       ------------------           --------------

Michael H. McIlvain        61       President and Director             1999
B. Fred Oden, III          52       Vice President and Director        2005
Hugh Fowler                51       Secretary and Director             2005

Management.

Michael H. McIlvain, age 61, Trophy Club, Texas is President and a director of the Company. Mr. McIlvain holds BS and MBA degrees from the University of Kansas. He has more than 20 years of experience in the oil and gas business, mainly with Clinton Oil Co., Wichita, Kansas, and Rickelson Oil and Gas Company, Tulsa, Oklahoma. Between 1994 and 1997, he was executive vice president of BeneFund, Inc., a publicly held telecommunications company based in Tulsa.

B. Fred Oden III, age 52, Lewisville, Texas, has been a Vice-President and a director of the Company since November 15, 2004. He is also President and Chief Executive Officer of Sabine Operating Services, Inc., Westminster, Texas which is a Texas and Kansas licensed petroleum operator. Mr. Oden has more than twenty years experience in the oil and gas industry. A sociology and law enforcement graduate of Lamar State University, Beaumont, Texas, Mr. Oden is a Texas certified peace officer.

Hugh W. Fowler, age 51, Richardson, Texas has been a Vice-President and a director of the Company since November 15, 2004. He is a business administration graduate of Stephen F. Austin University, Nacogdoches, Texas and since 1977 has worked in the oil and gas industry, primarily in Southeastern, Kansas.

Item 10. Executive Compensation

In January of 2004 the Company issued 600,000 shares to M. H. McIlvain as partial payment of sums owed him by the Company.

In September 2002, the Company issued a total of 300,000 shares to the officers of the Company in exchange for their agreement to waive and forego any benefit from their employment agreements and that the Company shall cancel those agreements including stock option grants. A total of $698,060 had been accrued as salaries under the respective employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following is certain information regarding the Company's common stock as of September 30, 2000 with respect to (a) security ownership of each person known by the Company to own beneficially more than 5% of the Company's common stock, and (b) security ownership of management.


                                      Ownership at September 30, 2005

                       Name and Address          Number of          Percent
  Title of Class      of Beneficial Owner       Shares Owned        of Class                Notes
  --------------      -------------------       ------------        --------                -----

Common Stock           M. H. McIlvain              746,000           14.32%             See 2 below.
No Par Value           110 Seminole
                       Trophy Club, TX  76262

Common Stock           James W. Landrum            448,290            8.60%             See 1 below.
No Par Value           406 Griffith Avenue
                       Terrell, TX  75160

Common Stock           B. Fred Oden                140,000            2.69%             See 3 below.
No Par Value

Common Stock           Hugh Fowler                     600             .01%
No Par Value           505 Tiffany  Trail
                       Richardson, Texas

Common Stock           Red River Properties,       416,290            7.99%             See 1 below.
No Par Value           Inc.
                       406 Griffith Avenue
                       Terrell, TX  75160

Common Stock           Humboldt Corp.              260,800            5.00%
No Par Value           1711 E. Frankford
                       Carrollton, TX 75006

All directors and officers
as a group (3 persons)                             886,600           16.64%


There are no family relationships between the officers and directors.

     1.   Of Mr. Landrum's shares 416,290 shares are held by Red River
          Properties, Inc. of which he is the President; 8,000 shares held by the 4 L-J Trust of which he is a Trustee; 8,000 shares held by the 4
          L-K Trust of which he is a Trustee; 8,000 shares held by the 4 L-L
          Trust of which he is a Trustee; and 8,000 shares held by the 4 L-W
          Trust of which he is a Trustee.

     2. Of Mr. McIlvain's shares 8,000 are held by Elizabeth L. McIlvain, his wife; 2,000 held by Elizabeth L. McIlvain as custodian for a minor child; and the remaining 736,000 shares are held directly.




     3. Mr. Oden's shares are held by Sabine Operating Services, Inc. of which he is the President and majority shareholder.

     4.   The directors include M. H. McIlvain, B. Fred Oden, and Hugh Fowler.

(c) Changes in Control

None.

Item 12. Certain Relationships and Related Transactions

In January of 2004 the Company entered into an agreement with Mr. McIlvain whereby he would receive 600,000 common shares in exchange for a reduction in the amount owed him by the Company in the amount of $30,000. See Note 7 to the financial statements.

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


                                      AMERICAN RESOURCE TECHNOLOGIES, INC.

  Date:  June 26, 2008                /s/  MICHAEL H. MCILVAIN
                                      ------------------------------------------
                                      By: Michael H. McIlvain, President,
                                      Chief Executive Officer and
                                      Principal Accounting Officer


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature                   Title                      Date
            ---------                   -----                      ----

/s/ MICHAEL H. MCILVAIN           President & Director         June 26, 2008
-----------------------
Michael H. McIlvain

/s/ B. FRED ODEN, III             Vice President & Director    June 26, 2008
---------------------
B. Fred Oden, III

/s/ HUGH FOWLER                   Secretary & Director         June 26, 2008
---------------------
Hugh Fowler







             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Board of Directors and Stockholders
American Resource Technologies, Inc.


We have audited the accompanying balance sheet of American Resource
Technologies, Inc. (the Company) as of September 30, 2005, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Resource Technologies, Inc. at September 30, 2005, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial operating losses resulting in an accumulated deficit of $3,917,225. This condition raises substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.


Dallas, Texas.
June 25, 2008







Bateman & Co., Inc., P.C.                               5 Briardale Court
Certified Public Accountants                            Houston, Texas 77027-2904
                                                            (713) 552-9800
                                                         FAX (713) 552-9700
                                                          www.batemanhouston.com


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



                                                  /s/  BATEMAN & CO., INC., P.C.
                                                   -----------------------------
                                                       BATEMAN & CO., INC., P.C.
Houston, Texas
June 30, 2005


                                     Member
         INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS Offices in
                        Principal Cities Around The World



                                       American Resource Technologies, Inc.
                                                Balance Sheets

                                                                    September 30          September 30
                                                                        2005                  2004
A S S E T S                                                         -----------            -----------
-----------

Current assets:
---------------
              Cash                                                  $     7,093            $       225

              Advances from related parties                              20,768                   --
                                                                    -----------            -----------
              Total current assets                                       27,861                    225

Other assets:
-------------
              Oil & gas properties, non-producing                       254,304                   --
              Montgomery pipeline                                        34,789                   --
                                                                    -----------            -----------
              Total                                                     289,093                   --
                                                                    -----------            -----------
              Total assets                                          $   316,954            $       225
                                                                    ===========            ===========


L I A B I L I T I E S and S T O C K H O L EQUITY (D E F I C I T)
----------------------------------------------------------------

Current liabilities:
--------------------
              Accounts payable                                      $    19,109            $    22,881
              Advances to related party                                    --                   10,170
              Accrued expenses                                             --                    6,000
                                                                    -----------            -----------
                Total current liabilities                                19,109                 39,051

Stockholders' equity (deficit):
-------------------------------
              Common stock, no par value
              authorized 500,000,000 shares;                          5,207,887
              and 2,665,574 issued and outstanding                    4,215,070              3,658,732


              Accumulated deficit                                    (3,917,225)            (3,697,558)
                                                                    -----------            -----------

              Total stockholders' equity (deficit)                      297,845                (38,826)
                                                                    -----------            -----------

              Total liabilities and stockholders' equity (deficit)  $   316,954            $       225
                                                                    ===========            ===========


             The accompanying notes are an integral part of the financial statements.




                               American Resource Technologies, Inc.
                                   Statements of Operations


                                                                For the Years Ended
                                                                   September 30
                                                     ----------------------------------------
                                                         2005                        2004
                                                     -----------                  -----------

Revenue                                              $      --                    $      --

Operating expenses
  Consulting fees                                        123,050                         --
  Computer repairs                                        12,122                         --
  Professional fees                                       34,883                       11,685
  Public relations                                         1,250                         --
  Travel                                                   6,173                          237
  Rent                                                    11,290                        6,000
  General and administrative expense                      30,900                         --
  Other                                                     --                          5,264
                                                     -----------                  -----------
       Total operating expenses                          219,667                       23,186
                                                     -----------                  -----------

Net loss                                             $  (219,667)                 $   (23,186)
                                                     ===========                  ===========

Basic and diluted loss per share                     $     (0.05)                 $     (0.01)
                                                     ===========                  ===========

Weighted average shares outstanding                    4,641,306                    2,260,741
                                                     ===========                  ===========


              The accompanying notes are an integral part of the financial statements.




                                           American Resource Technologies, Inc.
                                   Statements of Changes in Stockholders' Equity (Deficit)
                                     For the Years Ended September 30, 2005 and 2004


                                                                                                          Total
                                                    Common Stock                  Accumulated          Stockholders'
                                              Shares             Amount             Deficit          Equity (Deficit)
                                           -----------         -----------         -----------       ---------------

Balance, September 30, 2003                 1,441,574         $ 3,582,292         $(3,674,372)        $   (92,080)

Shares issued for:
              Cash                            614,000              30,000                                  30,000
              Reduce payable                  610,000              46,440                                  46,440
Net loss                                                                              (23,186)            (23,186)
                                          -----------         -----------         -----------         -----------

Balance, September 30, 2004                 2,665,574           3,658,732          (3,697,558)            (38,826)

Shares issued for:
              Cash                            320,488             179,610                                 179,610
              Consulting fees                 140,000              70,000                                  70,000
              Property acquisition          2,060,000             284,903                                 284,903
              Services                         21,825              21,825                                  21,825

Net loss                                                                             (219,667)           (219,667)
                                          -----------         -----------         -----------         -----------

Balance, September 30, 2005                 5,207,887         $ 4,215,070         $(3,917,225)        $   297,845
                                          ===========         ===========         ===========         ===========


                      The accompanying notes are an integral part of the financial statements.



                                        American Resource Technologies, Inc.
                                           Statements of Cash Flows
                                For the Years Ended September 30, 2005 and 2004


Cash Flows from Operating Activities:                                        2005                   2004
-------------------------------------                                      ---------              ---------

            Net loss                                                       $(219,667)             $ (23,186)
            Adjustments to reconcile net loss to
              net cash used in operating activities:
              Stock issued for services                                       91,825                   --
            Changes in operating assets and liabilities:
              Accounts payable                                                (3,772)                 7,185
              Accrued expenses                                                (6,000)                 6,000
                                                                           ---------              ---------

Net Cash Used in Operating Activities                                       (137,614)               (10,001)
                                                                           ---------              ---------

Cash Flows from Investing Activities:
-------------------------------------
            Purchase oil and gas properties                                   (4,190)                  --
                                                                           ---------              ---------

Net Cash Used In Investing Activities                                         (4,190)                  --
                                                                           ---------              ---------

Cash Flows from Financing Activities:
-------------------------------------
            Proceeds of stock sales                                          179,610                 30,000
            Advances to related parties                                      (30,938)               (19,774)
                                                                           ---------              ---------

Net Cash Provided By Financing Activities                                    148,672                 10,226
                                                                           ---------              ---------

Net Increase in Cash                                                           6,868                    225

Cash
            Beginning of year                                                    225                   --
                                                                           ---------              ---------

            End of year                                                    $   7,093              $     225
                                                                           =========              =========


Supplementary Disclosure:
-------------------------
            Cash paid for interest                                         $    --                $    --
            Cash paid for taxes                                            $    --                $    --

Non-cash transactions:
----------------------
            Shares issued:
              For oil and gas properties                                   $ 284,903              $    --
              For services                                                 $  91,825              $    --
              For payables                                                 $    --                $  46,440


               The accompanying notes are an integral part of the financial statements.




                      American Resource Technologies, Inc.
                          Notes to Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company was incorporated as Arts Antique Autos, Ltd. in November 1976 in
Kansas. During the early 1980's the Company engaged in oil and gas operating, mining, real estate operations. During the mid 1980's, economic conditions caused the Company to lose its asset and revenue base. Management decided to discontinue any further business operations and completed the liquidation of the few remaining assets during 1986. The Company did not operate a line of business until the year ended September 30, 2000. During the fiscal year ended September
30, 1998, new assets were contributed in an attempt to revive the Company. In
October 1999, interests in oil and gas properties were contributed by third parties in exchange for newly issued stock. This resulted in a change in control of the Company. In July of 2002, the Company abandoned the oil assets by transferring the assets to one of the shareholders in exchange for the debt associated with the property. Management's plans include efforts to raise operating and development capital followed by further acquisition and development of oil and gas properties. On April 4, 2007 the Company changed its name to American Resource Technologies, Inc.

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

CASH AND CASH FLOWS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows.

PROPERTY & EQUIPMENT

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on their estimated useful lives (5-10 years). The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

The Company follows the policy of beginning to depreciate property & equipment on the date the asset is available for use, which is when the asset is in the location and condition necessary to operate as intended. The Montgomery pipeline is not in condition to operate as intended as it requires testing and inspection before it will be available for use. Accordingly, no depreciation has been recorded on this asset as of December 31, 2005.

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

LONG-LIVED ASSETS

Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long- lived assets to be disposed of by sale are reported at the lower of the asset's carrying amount or fair value less cost to sell.

As of September 30, 2005 there was no depreciation provided because the properties have not been put into operation.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

The Company's differences arise principally from the difference in the way oil and gas assets are deducted and from the deductibility of accrued salaries for financial statement and income tax purposes.

LOSS PER SHARE

Generally accepted accounting principles provide for the calculation of "Basic" and "Diluted" loss per share. Basic earnings per common share excludes dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings of the entity on an "as if" converted basis. This is done by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potential dilutive securities. The Company had no dilutive securities during 2005 or 2004.



CONCENTRATIONS

The Company's operations are all in the oil and gas industry. As such, revenues, costs, etc. are subject to changes due to national and international inventory levels, variations in consumption, and other discrete factors. The Company currently owns interests in only two properties and deals with a single operator on each property. The Company's properties are all located in Chautauqua and Montgomery counties, Kansas. Should anything happen to the operator of either property; it is believed that a substitute operator would be available.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of SFAS No. 107, Disclosures About
Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.

STOCK-BASED COMPENSATION

In December 2004, the FSAB issued SFAS No. 123R, Share-Based Payment, revising
SFAS No. 123, Accounting for Stock-Based Compensation, and superseding
Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, purchased or canceled after that date.
During the year ended September 30, 2005, there have been no such awards granted, modified, purchased, or canceled. See Note 4.

NOTE 2 - RECLASSIFICATIONS OF ITEMS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 4, 2007 the Company declared a reverse split of its common shares on the basis of 1 share for each 50 shares owned at the record date. The retroactive effects of this split are reflected in this filing and are included in the accompanying financial statements.

The Company engaged new auditors to re-audit the fiscal year ended September 30, 2005. As result the net loss was reduced from the $1,083,878 previously reported to a net loss of $219,667. This was the result of eliminating the "expense" previously reported arising from the issuance of shares for properties.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred significant net losses and, has an accumulated deficit of $3,917,225 and has limited working capital. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - STOCK TRANSACTIONS

On April 4, 2007, the Company declared a reverse split of its common shares in a ratio of 1 share for each 50 shares owned at that time. The effects of this action are reflected herein.



During the year ending September 30, 2005, the Company issued:

     o 2,060,000 common shares valued at $284,903 to related parties for the purchase of two oil and gas leases and gas system.
     o    320,488 common shares for cash of $179,610.
     o    21,825 common shares for services valued at $21,825.
     o    140,000 shares for consulting fees valued at $70,000.

During the year ending September 30, 2004, the Company issued:

     o 600,000 common shares to the Company's executive vice president to reduce the payable to him by $30,000.
     o 10,000 common shares to the Company's previous independent auditor to eliminate the payable to him of $16,440.
     o    614,000 shares of common stock for cash of $30,700.


At September 30, 2004, the Company reserved 5,000 shares of its authorized but un-issued common stock for possible future issuance in connection with the potential exercise of stock options.

NOTE 5 - STOCK OPTIONS

The following table lists the options outstanding at September 30, 2005.

Danny Looney          12/3/99        12/31/05         $0.10         4,000

The following table is an analysis of options for the purchase of the Company's common stock outstanding as of September 30, 2005 and 2004.

                                                2005                                   2004
                                     -------------------------------------------------------------------
                                              Weighted                                Weighted
                                              Average                                 Average
                                             Exercise                                 Exercise
                                     Shares                Price             Shares                Price
Outstanding, beginning
of year                              5,000               $   0.12            5,000               $ 0.12
Granted                                -0-                  -0-              -0-                    -0-
  Expired/Cancelled                  1,000               $   0.20            -0-                    -0-
  Exercised                            -0-                  -0-              -0-                    -0-
                                     -----               --------            -----               ------
Outstanding end of year              4,000               $   0.10            5,000               $ 0.12
                                     =====               ========            =====               ======

There were no changes in outstanding options during the fiscal year 2005.
Additionally, no options were granted, modified or awarded for the years ended
September 30, 2005 or 2004.

The following table illustrates the effects of net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                            For the years ended
                                                               September 30,
                                                    -------------------------------------
                                                       2005                      2004
                                                    ----------                 --------
Net loss, as reported                               $ (219,667)                $ (23,186)

Deduct: Total stock-based employee
      compensation expense determined under fair
      value based method for all awards,
      net of related tax effects                          --                       --
                                                    ----------                 ----------

   Pro forma net loss                               $ (219,967)                $ (23,186)
                                                    ==========                 =========
   Loss per share:
     Basic and diluted - as reported                $    (0.05)                $   (0.01)
                                                     =========                 =========
     Basic - pro forma                              $    (0.05)                $   (0.01)
                                                    ==========                 =========
     Diluted - pro forma                            $    (0.05)                $   (0.01)
                                                    ==========                 =========




Note 6.  INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statements of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Since 1999, the Company has not filed any federal tax returns. When such filings are made, the Company may be subject to failure to file penalties. The Company periodically assesses the liabilities and contingencies in connection with this matter based upon the latest information available. The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position. No provisions have been made in the financial statements for such penalties, if any.

A reconciliation of income tax (expense) benefit at the statutory federal rate of 34% to income tax (expense) benefit at the Company's effective tax rate for the years ended September 30, 2005 and 2004 is as follows:


                                                             2005               2004
                                                           --------          --------

Tax benefit computed at statutory rate                     $ 74,700          $  7,900
Less valuation allowance                                    (74,700)           (7,900)
                                                           --------          --------
         Income tax benefit                                $   --            $   --
                                                           ========          ========

The significant components of the Company's deferred tax assets at September 30, 2005 are summarized as follows:

Deferred tax asset:
         Net operating loss carry forward                             $ 993,000
         Less valuation allowance                                      (993,000)
                                                                      ---------
         Income tax benefit                                           $    --
                                                                      =========
At September 30, 2005, the Company had approximately $2,920,991 of estimated net operating losses available to offset future taxable income. These carry forwards expire between the years 2018 and 2025. There are no deferred tax liabilities.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the fiscal year ending September 30, 2005 the Company paid Sabine
Operating Services, Inc., a related party, consulting fees of $34,650 for activities relating to the start-up of oil and gas producing operations which began in fiscal year 2006. The Company has a receivable from Sabine Operating
Services, Inc., of $8,500 and a receivable from M. H. McIlvain of $12,268 at September 30, 2005.

The Company issued 1,920,000 shares of common stock to a company controlled by two directors of the Company for the purchase of two oil and gas leases. The properties were recorded at the carry-over basis of the former owner totaling
$95,000. See Note 4.




In January 2005, the Company issued 40,000 shares of common stock to a company controlled by two directors of the Company for the purchase of a gas gathering system. The system was recorded at the carry-over basis of the former owner totaling $34,789. The shares were valued at $36,000 resulting in an asset of $34,789 and compensation of $1,211.

In September 2005, the Company purchased a non-producing oil and gas property located in Montgomery County, Kansas from a related party for 100,000 shares.
The previous owner had a carrying value of $155,114 which approximates the fair market value of the shares issued and is the recorded purchase amount.

NOTE 8 - LEASE OBLIGATION

The Company leased its office space under a six-month lease ending December 31, 2005. Rent expense totaled $11,290 and $6,000 for the years ended September 30, 2005 and 2004, respectively.

NOTE 9 - SUBSEQUENT EVENTS

During the fiscal year ended September 30, 2006 the Company sold 243,240 shares and received $141,000 in proceeds from these sales. The Company also issued
50,000 shares with a fair market value of $25,000 for furniture and equipment and 7,600 shares for services of $8,000.

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

For the year ended September 30, 2007, the Company issued 663,456 shares of its common stock for $91,600. The Company also issued 3,340,090 shares of common stock for services of $245,667 and 580,845 shares of common stock to reduce accounts payable to related parties of $58,085. The Company reduced the number of shares outstanding by 133 for fractional shares which resulted from the stock split. As of September 30, 2007 the Company placed $50,000 in long-term debt with a maturity of three years bearing interest at ten per cent per annum. These notes are convertible into 400,000 shares of the Company's stock which collateralizes the notes. The Company continues to seek these and other sources of financing.

On April 4, 2007 the Company declared a reverse split of its common shares on the basis of 1 share for each 50 shares owned at the record date. The effects of this action are reflected in this filing. Also on April 4, 2007 the Company changed its name to American Resource Technologies, Inc.

On November 1, 2007 the Company's Board of Directors elected to declare a 10% stock dividend effective for shareholders of record as of November 30, 2007. The dividend shares have been issued and are in the process of being delivered to the shareholders. The dividend resulted in the issuance of 1,097,036 new shares.


                                      F-12

In October of 2007 the Company sold 160,000 of its common shares for $25,000 to an investor. The investor received options exercisable at $0.15625 per share for 160,000 shares expiring in October 2008. Additionally an additional 403,500 shares were issued for consulting services. An additional $10,000 in long-term debt was incurred with the same parameters as the above discussed long-term debt and the issuance of 80,000 shares as collateral.

Subsequent to December 31, 2007 the Company issued 200,000 shares for consulting services valued at $26,000, and sold 562,500 shares for cash of $45,000. The purchasers of the 562,500 shares also received one-year options for the purchase of 281,250 shares at $0.08 per share.
