Form 10KSB/A
period 2007-09-30
American Resource Technologies, Inc.
filed 2008-06-30
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
                                  Amendment #1

                   Annual Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For the fiscal year ended September 30, 2007

                         Commission file number: 0-12809


                      AMERICAN RESOURCE TECHNOLOGIES, INC.
                      -------------------------------------
                     (Formerly Golden Chief Resources, Inc.)
                 (Name of small business issuer in its charter)


       State of Kansas                                           48-0846635
       ---------------                                           ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2007, was $1,366,334. The number of shares outstanding of the registrant's common stock on April 23, 2008, was 12,996,021 shares.

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

Item 2. Description of Property

As of September 30, 2007, the assets consisted of only the Montgomery County Pipeline, the Lindley lease, the Ownbey and Troyer leases which produce oil, and the Noll lease which to date is not productive.

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

Oil and Gas Reserves

The following table summarizes certain information regarding the estimated proved oil reserves and estimated future net revenues of the Company and attributable to the Company's net revenue interests in the Lindley lease in Montgomery County, Kansas. Such estimated reserves are based upon an evaluation report prepared by William W. Jackson, Petroleum Engineer of Richardson, Texas. More information is located in Note 10 to the Financial Statements attached hereto.

PROVED OIL RESERVES
September 30, 2007

                                                                  (Barrels)
                                                                  ---------
Proved developed reserves:
         Beginning of year                                         6,420
         Purchases of reserves in place                              -0-
         Adjustments                                                (917)
         Production                                                 (183)
                  End of year                                      5,320


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

Impairment

American Resources has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and periodically evaluates, using both independent appraisals and management projections and projected undiscounted cash flows, the carrying value of its long-lived assets and proved oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell. Fair values used for impairment identification are based on undiscounted cash flow amounts determined by the reserve reports. During the fiscal year ended September 30, 2007, the Company did not identify any properties requiring impairment. Unproved oil and gas properties are periodically assessed for impairment following the guidance provided in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". The Company also reviewed the Montgomery County Pipeline regarding a possible impairment since it has not yet been put into operation. Based on management's estimates of the start-up costs to bring the pipeline into operation and the fact that drilling activity in the area surrounding the pipeline has increased the Company deemed that no impairment was required.

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

Accounting for Asset Retirement Obligations

American Resources accounts for the asset retirement obligations under the provisions of FASB No. 143, which requires the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recognized. No accretion expense is included in "Depreciation, depletion, and amortization" in the accompanying statement of operations for the year ended September 30, 2007 since the Company's estimates reflect that the remaining salvage value of recoverable property exceeds the liability of the potential retirement obligations. The Company estimates that due to the shallow depths of the wells involved the average "plugging" or abandonment cost per well will average just under $1,500 per well while the salvage value per well should average just over $2,300 per well.

Item 3. Legal Proceedings

As of May 26, 2008 there were no legal proceedings to which we were a party, and no litigation is known to be pending.

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

As shown in the accompanying financial statements, American Resources incurred recurring net losses of $401,267 and $217,319 in years ended September 30, 2007 and 2006, respectively, has an accumulated deficit of $4,535,812 and has minimal working capital. These conditions raise substantial doubt as to American Resource's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if American Resources is unable to continue as a going concern.

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

In October of 2007 the Company sold 160,000 of its common shares for $25,000 to an investor. The investor received options exercisable at $0.15625 per share for 160,000 shares expiring in October 2008. Additionally an additional 403,500 shares were issued for consulting services valued at $79,770. An additional $10,000 in long-term debt was incurred with the same parameters as the above discussed long-term debt and the issuance of 80,000 shares as collateral.

In the period subsequent to December 31, 2007 the Company issued 200,000 shares for consulting services valued at $26,000, and sold 562,500 shares for cash of $45,000. The purchasers of the 562,500 shares also received one-year options for the purchase of 281,250 shares at $0.08 per share.

Currently the Company is attempting to finalize a gas supply and repurchase agreement with one of the largest gas producers and marketers in southeast Kansas. When finalized, American Resources will use the supplied gas in its gas re-pressurization project on the Ownbey lease in Chautauqua County, Kansas. The gas supplier will purchase any gas produced from the leases under the same contractual arrangement. At the time of this filing the Company was still finalizing the agreement.

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

                                            AMERICAN RESOURCE TECHNOLOGIES, INC.


Date:  June 26, 2008                        /s/  B. FRED ODEN, III
                                             --------------------------
                                            By: B. Fred Oden, III, President,
                                            Chief Executive Officer

Date:  June 26, 2008                        /s/  M. H. MCILVAIN
                                             --------------------------
                                            By: M. H. McIlvain,
                                            Executive Vice President,
                                            and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                        Title                      Date
       ---------                        -----                      ----

/s/ B. FRED ODEN, III          President & Director               June 26, 2008
-----------------------
B. Fred Oden, III


/s/ M. H. MCILVAIN             Exec. Vice President & Director    June 26, 2008
-----------------------
M. H. McIlvain


/s/ HUGH FOWLER                Secretary & Director               June 26, 2008
-----------------------
Hugh Fowler

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Board of Directors and Stockholders
American Resource Technologies, Inc.


We have audited the accompanying balance sheets of American Resource Technologies, Inc. (the Company) as of September 30, 2007 and 2006, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Resource Technologies, Inc. at September 30, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements at September 30, 2007, the Company has limited working capital, and has incurred substantial operating losses resulting in an accumulated deficit of $4,535,812. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas.
June 25, 2008


                                            American Resource Technologies, Inc.
                                                      Balance Sheets


                                                                                   September 30,         September 30,
                                                                                       2007                  2006
A S S E T S                                                                        ------------          ------------
-----------
Current assets
--------------
              Cash                                                                 $     25,280          $        191
                                                                                   ------------          ------------
              Total current assets                                                       25,280                   191
                                                                                   ------------          ------------

Property & equipment
--------------------
              Producing oil & gas property, net of accumulated depletion
               of $10,993 and $3,313 respectively                                       243,311               155,991
              Furniture & fixtures, net of accumulated depreciation of
               $4,750 and $1,750 respectively                                            20,250                23,250
                                                                                   ------------          ------------
                   Total                                                                263,561               179,241
                                                                                   ------------          ------------

Other assets
------------
              Non-producing oil & gas properties                                           --                  95,000
              Montgomery pipeline                                                        34,789                34,789
                                                                                   ------------          ------------
               Total                                                                     34,789               129,789
                                                                                   ------------          ------------

              Total assets                                                         $    323,630          $    309,221
                                                                                   ============          ============


L I A B I L I T I E S and S T O C K H O L D E R E Q U I T Y
-----------------------------------------------------------

Current liabilities
-------------------
              Accounts payable                                                     $     19,980          $     33,936
              Advances from related party                                                 5,040                20,759
                                                                                   ------------          ------------
              Total current liabilities                                                  25,020                54,695
                                                                                   ------------          ------------

Long-term liabilities
---------------------
              Long-term notes payable                                                    50,000                  --
                                                                                   ------------          ------------
              Total long-term liabilities                                                50,000                  --
                                                                                   ------------          ------------


Stockholders' equity
--------------------
              Common stock, no par value
              authorized 500,000,000 shares;                                         10,492,985
              and 5,508,727 issued and outstanding                                    4,784,422             4,389,071

              Accumulated deficit                                                    (4,535,812)           (4,134,545)
                                                                                   ------------          ------------

              Total stockholders' equity                                                248,610               254,526
                                                                                   ------------          ------------

              Total liabilities and stockholders' equity                           $    323,630          $    309,221
                                                                                   ============          ============



                          The accompanying notes are an integral part of the financial statements.




                               American Resource Technologies, Inc.
                                      Statements of Operations


                                                            For the Years Ended
                                                               September 30
                                                  ----------------------------------------
                                                      2007                         2006
                                                  -----------                  -----------

Revenue:
  Oil and gas                                     $    18,550                  $    11,218
                                                  -----------                  -----------
  Total revenue                                        18,550                       11,218
                                                  -----------                  -----------

Cost of revenues:
  Lease operating expenses                             76,653                       51,937
  Depletion                                             7,680                        3,313
                                                  -----------                  -----------
              Total cost of revenues                   84,333                       55,250
                                                  -----------                  -----------

                                                      (65,783)                     (44,032)
                                                  -----------                  -----------

Operating expenses:
  Compensation expense                                   --                         34,836
  Consulting fees                                     245,500                       24,500
  Depreciation                                          3,000                        1,750
  Professional fees                                    35,470                       35,243
  Public relations                                        250                        4,721
  Travel                                                4,861                        6,368
  Rent                                                 17,100                       15,725
  General and administrative                           44,687                       50,144
                                                  -----------                  -----------
       Total operating expenses                       350,868                      173,287
                                                  -----------                  -----------

Loss from operations                                 (416,651)                    (217,319)
                                                  -----------                  -----------

Other income (expenses):
  Gain on early extinguishment of debt                 15,384                         --
                                                  -----------                  -----------

Net loss                                          $  (401,267)                 $  (217,319)
                                                  ===========                  ===========

Basic loss per share                              $     (0.06)                 $     (0.04)
                                                  ===========                  ===========

Weighted average shares outstanding                 6,786,281                    5,363,104

                                                  ===========                  ===========


       The accompanying notes are an integral part of the financial statements.






                                           American Resource Technologies, Inc.
                                       Statements of Changes in Stockholders' Equity
                                      For the Years Ended September 30, 2007 and 2006


                                                                                                             Total
                                                  Common Stock                     Accumulated           Stockholders'
                                           Shares               Amount                Deficit                Equity
                                       -----------           -----------           -----------           -------------

Balances September 30, 2005              5,207,887           $ 4,215,071           $(3,917,226)          $   297,845

Shares issued for:
  Cash                                     250,840               149,000                                     149,000
  Furniture                                 50,000                25,000                                      25,000

Net loss                                                                              (217,319)             (217,319)
                                       -----------           -----------           -----------           -----------

Balance September 30, 2006               5,508,727             4,389,071            (4,134,545)              254,526

Shares issued for:
  Cash                                     663,456                91,600                                      91,600
  Services                               3,340,090               245,667                                     245,667
  Payables                                 580,845                58,084                                      58,084
  Note collateral                          400,000                  --                                          --
  Adjust for reverse split                    (133)                 --                                          --

Net loss                                                                              (401,267)             (401,267)
                                       -----------           -----------           -----------           -----------

Balances September 30, 2007             10,492,985           $ 4,784,422           $(4,535,812)          $   248,610
                                       ===========           ===========           ===========           ===========


                          The accompanying notes are an integral part of the financial statements.




                                  American Resource Technologies, Inc.
                                      Statements of Cash Flows
                            For the Years Ended September 30, 2007 and 2006


Cash Flows from Operating Activities:                              2007                  2006
-------------------------------------                            ---------              ---------

           Net Loss                                              $(401,267)             $(217,319)
           Adjustments to reconcile net loss to net cash
             used in operating activities:
             Depreciation                                            3,000                  1,750
             Depletion                                               7,680                  3,313
             Stock issued for services                             245,667                   --
             Gain on early extinguishment of debt                  (15,384)                  --
           Changes in:
             Accounts payable                                       59,512                 14,827
                                                                 ---------              ---------

Net Cash Used in Operating Activities                             (100,792)              (197,429)
                                                                 ---------              ---------

Cash Flows from Investing Activities:
-------------------------------------
                                                                 ---------              ---------
Net Cash Provided by Investing Activities                             --                     --
                                                                 ---------              ---------

Cash Flows from Financing Activities:
-------------------------------------

           Proceeds from long term notes payable                    25,000                   --
           Proceeds from stock sales                                91,600                149,000
           Advances from related parties                             9,281                 41,527
                                                                 ---------              ---------

Net Cash Provided By Financing Activities                          125,881                190,527
                                                                 ---------              ---------

Net Increase (Decrease) in Cash                                     25,089                 (6,902)

Cash
           Beginning of year                                           191                  7,093
                                                                 ---------              ---------

           End of year                                           $  25,280              $     191
                                                                 =========              =========

Supplementary Disclosure:
-------------------------
           Cash Paid for Interest                                $    --                $    --
           Cash Paid for Taxes                                        --                     --

Non-cash transactions:
----------------------
           Shares issued:
             For services                                          245,667                   --
             For furniture and equipment                              --                   25,000
             For accounts payable                                   58,084                   --
             Proceeds from notes payable deposited
             by related party                                       25,000


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

IMPAIRMENT

The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and proved oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell. Fair values used for impairment identification are based on discounted cash flow amounts determined by the reserve reports. There were no impairment charges for the years ended September 30, 2007 and 2006. Unproved oil and gas properties are periodically assessed for impairment following the guidance provided in SFAS No.
19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". The
Company also reviewed the Montgomery County Pipeline regarding a possible impairment since it has not yet been put into operation. Based on management's estimates of the start-up costs to bring the pipeline into operation and the fact that drilling activity in the area surrounding the pipeline has increased the Company deemed that no impairment was required.

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

CONCENTRATIONS

American Resource's operations are all in the oil and gas industry. As such, revenues, costs, etc. are subject to changes due to national and international inventory levels, variations in consumption, and other factors. The Company currently owns interests in only two properties and deals with a single operator on each property. Should anything happen to the operator of either property, it is believed that a substitute operator would be available. The Company's producing oil and gas wells are all located in Chautauqua and Montgomery counties, Kansas.

During the year ended September 30, 2007, the following customers accounted for greater than 10% of our oil and gas sales:

                  Plains Marketing LP                  100%

American Resources has no other relationship with this customer. This concentration is a matter of convenience for us rather than necessity since these customers are active buyers in the areas where our wells are located, and prices between potential customers vary little or not at all as prices are tied to the going market rate for the commodity. If the Company lost its largest customer, management believes the Company could quickly replace the lost customer with other buyers paying comparable prices. Consequently, management does not believe the loss of one or more of American Resource's major customers would have a material adverse effect on its business.

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

STOCK-BASED COMPENSATION

In December 2004 the FASB issued Statement of Financial Accounting Standards No.
123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. The Company has not granted any options to employees in the past two fiscal years, but has issued options to certain unrelated parties.



GOING CONCERN

As shown in the accompanying financial statements, American Resources incurred net losses of $401,267 and $217,319 in years ended September 30, 2007 and 2006, respectively, has an accumulated deficit of $4,535,812 and has minimal working capital. These conditions raise substantial doubt as to American Resource's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock and debt. The financial statements do not include any adjustments that might be necessary if American Resources is unable to continue as a going concern.

NOTE 2:  OIL AND GAS PROPERTIES

The Company acquired an interest in a non-producing lease during fiscal year
2005, and put it in production late in calendar year 2005. Disclosures of unaudited information regarding reserves are presented at Note 10.

Asset Retirement Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for
Asset Retirement Obligations". Pursuant to this accounting standard, the Company did not recognize additional net liabilities at September 30, 2007, or at September 30, 2006, for asset retirement obligations related to the future costs of plugging and abandoning its oil and gas properties, the removal of equipment and facilities from lease acreage and returning such land to its original condition. These costs reflect the legal obligations associated with the normal operation of oil and gas properties and were capitalized by increasing the carrying amounts of the related long-lived assets by the fair value of these obligations, discounted to their present value.

No accretion expense is included in "Depreciation, depletion, and amortization" in the accompanying statement of operations for the years ended September 30, 2007 and 2006 since the Company's estimates reflect that the remaining salvage value of recoverable property exceeds the liability of the potential retirement obligations. The Company estimates that due to the shallow depths of the wells involved the average "plugging" or abandonment cost per well will average just under $1,500 per well while the salvage value per well should average over $2,300 per well.

NOTE 3 - STOCK TRANSACTIONS

During the fiscal year ended September 30, 2007 we sold 663,456 shares and received $91,600 in proceeds from these sales.

At September 30, 2007, American Resources reserved 440,000 shares of its authorized but un-issued common stock for possible future issuance in connection with the potential exercise of stock options.

On August 10, 2007 the Company entered into an agreement with Pinnacle
Consulting Group, Inc. which calls for Pinnacle to provide investor relations services to the Company. The term of the agreement begins August 13, 2007 and concludes on February 12, 2008 unless extended by mutual agreement. The agreement calls for the Company to issue 200,000 shares of its restricted common stock immediately to Pinnacle and pay them $2,000 per month along with additional issuances of 100,000 shares of restricted common stock to Pinnacle beginning in October of 2007 and culminating in February of 2008 with an ultimate total issuance of shares totaling 600,000 shares. The agreement also calls for the issuance of options to Pinnacle for the acquisition of 100,000 shares of the Company's common stock at $0.10 per share expiring August 10, 2012, and 100,000 shares at $0.15 per share expiring August 10, 2012.

On August 28, 2007, Eric Oden, the son of Fred Oden, the Company's president, agreed to provide consulting services to the Company in the area of field operations for the receipt of 750,000 shares of the Company's restricted common stock. The Company on the same date entered into an agreement with Osage Hills
Energy Company to provide consulting services in the area of oil and gas reporting and administrative assistance for the issuance of 750,000 shares of the Company's restricted common stock.

During the fiscal year the Company has provided restricted common shares to John
Stafford in exchange for assistance in investor relations activities.



NOTE 4 - LONG TERM DEBT

As of September 30, 2007 the Company has been able to place $50,000 in long-term debt with a maturity of three years bearing interest at ten per cent per annum.
These notes are convertible into shares of the Company's stock which collateralizes the notes. The Company continues to seek these and other sources of financing.


NOTE 5 - STOCK OPTIONS

The following table lists the options outstanding at September 30, 2007.

                               Date of
Grantee                         Grant      Exp. Date        Price     #Shares
-------                         -----      ---------        -----     -------


The following table is an analysis of options for the purchase of American
Resources's common stock outstanding as of September 30, 2007 & 2006.

                                         2007                    2006
                         --------------------------  ------------------------
                                          Weighted                  Weighted
                                          Average                    Average
                                          Exercise                  Exercise
                            Shares        Price        Shares         Price
                         ------------  ------------  -----------  -----------
Outstanding, beginning
  of year                     50,000  $       0.05        4,000  $      0.12
Granted                      440,000          0.125      50,000          .05
Expired/Cancelled            (50,000)         0.05       (4,000)            -
Exercised                           -             -            -            -
                         ------------  ------------  -----------  -----------
Outstanding end of year     440,000  $       0.091       50,000  $      0.05
                         ============  ============  ===========  ===========
Exercisable                 440,000  $       0.091       50,000  $      0.05
                         ============  ============  ===========  ===========

                               Outstanding                     Exercisable
                     --------------------------------     ---------------------
                                   Weighted
                       Number      Average     Weighted    Number       Weighted
                     Outstanding   Remaining   Average   Exercisable    Average
Range of             at Sept. 30, Contractual  Exercise   at Sept. 30,  Exercise
Exercise Prices         2007        Life        Price       2007         Price
-------------------  ----------  ----------  --------  -----------      --------
  $0.10                100,000     5 years  $  0.10       100,000       $ 0.10
  $0.15                100,000     5 years  $  0.15       100,000       $ 0.15
  $0.125               240,000    11 months $  0.125      240,000       $ 0.125
                     ----------  ----------  --------  -----------     --------
   Total               440,000   31 Months  $  0.125      440,000       $ 0.125
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

A reconciliation of income tax (expense) benefit at the statutory federal rate of 34% to income tax (expense) benefit at the Company's effective tax rate for the years ended September 30, 2007 and 2006 is as follows:

                                                         2007           2006
                                                      ---------       ---------

Tax benefit computed at statutory rate                $ 136,000       $  74,000
Less valuation allowance                               (136,000)        (74,000)
                                                      ---------       ---------
Income tax benefit                                    $    --         $    --
                                                      =========       =========

The significant components of the Company's deferred tax assets at September 30, 2007 are summarized as follows:

Deferred tax asset:
     Start-up costs                                                 $      --
     Net operating loss carry forward                                 1,200,000
     Less valuation allowance                                        (1,200,000)
                                                                    -----------
     Income tax benefit                                             $      --
                                                                    ===========

At September 30, 2007, the Company had approximately $3,539,000 of estimated net operating losses available to offset future taxable income. These carry forwards expire between the years 2018 and 2027. There are no deferred tax liabilities.

NOTE 7 - RELATED PARTY TRANSACTIONS

Sabine Operating Services, Inc. (Sabine) a company controlled by the Company's president is the operator of record for all of its oil and gas properties located in Kansas. Consequently all lease operating expense and all charges relating to the properties are originated by Sabine. During the fiscal year ending September 30, 2007 and 2006 the Company paid Sabine $76,653 and $51,937 respectively for lease operating expenses. The Company is satisfied that Sabine's charges are based on industry standards and are at most equivalent to those that would be charged by third-party unrelated operators. The Company's related parties are Sabine Operating Services, Inc., M. H. McIlvain, and Striker
One Resources, Inc., owned by Hugh Fowler. These parties' transactions are shown on the balance sheet as "Advances from related parties." At September 30, 2007 the Company had a payable to Sabine of $4,134 and a payable to Striker One
Resources, Inc. of $906.

On September 29, 2006 the Company entered into a farmout agreement with Sabine
Operating Services, Inc., a company controlled by Fred Oden, the Company's president. This agreement allows Sabine to seek funds and investors to begin the development and exploitation of the Ownbey and Troyer leases located in Chautauqua County, Kansas. The Company had sought investors for this project without success, but Sabine has provided the Company assurances that they will be able to provide investors and industry partners who can assist in the development of the leases. The Company will receive a carried twenty-five per cent working interest in all except four wells to be drilled in which the Company will receive a twelve and one-half per cent carried working interest.
The Company felt that activity on the leases was extremely important and did not feel the necessity to receive any compensation for the farmout agreement other than the increased activity and development of the leases.



During the year ended September 30, 2007, the Company issued 580,845 shares of common stock as payment for payables to related parties as follows:

                                                         Shares          Value
                                                         ------          -----

Sabine Operating Services, Inc.                         476,854         $ 47,685
Striker One Resources, Inc.                              83,119            8,312
M. H. McIlvain                                           20,872            2,087
                                                       --------         --------
                                                        580,845         $ 58,084

During the fiscal year ending September 30, 2006 the Company paid Sabine
Operating Services, Inc., a related party, $51,937 for lease operating expenses on the oil and gas properties. The Company has a payable to Sabine Operating
Services, Inc, of $15,952 at September 30, 2006 included in advance from related parties. At September 30, 2006 the Company had a payable to Striker One
Resources, Inc, of $1,926, and a payable to M. H. McIlvain of $2,881.

NOTE 8 - LEASE OBLIGATION

American Resources leases its office space from an unrelated third party under a six-month lease that expired December 31, 2005. Rent expense totaled $17,100 for the year ended September 30, 2007. The Company continues to lease the space on a month to month basis.

NOTE 9 - SUBSEQUENT EVENTS

On November 1, 2007 the Company's Board of Directors elected to declare a 10% stock dividend effective for shareholders of record as of November 30, 2007. The dividend will result in the issuance of 1,097,036 shares.

In October of 2007 the Company sold 160,000 of its common shares for $25,000 to an investor. The investor received options exercisable at $0.15625 per share for 160,000 shares expiring in October 2008. Additionally an additional 403,500 shares were issued for consulting services valued at $79,770. An additional
$10,000 in long-term debt was incurred with the same parameters as the above discussed long-term debt and the issuance of 80,000 shares as collateral.

In the period subsequent to December 31, 2007 the Company issued 200,000 shares for consulting services valued at $26,000, and sold 562,500 shares for cash of $45,000. The purchasers of the 562,500 shares also received one-year options for the purchase of 281,250 shares at $0.08 per share.

Currently the Company is attempting to finalize a gas supply and repurchase agreement with one of the largest gas producers and marketers in southeast
Kansas. When finalized, American Resources will use the supplied gas in its gas re-pressurization project on the Ownbey lease in Chautauqua County, Kansas. The gas supplier will purchase any gas produced from the leases under the same contractual arrangement. At the time of this filing the Company was still finalizing the agreement.

NOTE 10:  DISCLOSURES REGARDING OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Oil and Gas Estimates and Producing Activity

The following table sets forth information as to the net proved and proved developed reserves as of September 30, 2007. "Proved reserves" are estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. "Proved developed reserves" are those reserves that are expected to be recovered through existing wells with existing equipment and operating methods. "Proved undeveloped reserves" are those reserves that are expected to be recovered from new wells on un-drilled acreage or from existing wells where a relatively major expenditure is required for re-completion.




The following table also shows present value of the reserves as of September 30, 2007, (based on an annual discount rate of 10 percent) of the estimated future net revenues from the production and sales of the reserves. The future prices received on sales of production from the properties may be higher or lower than the prices used in calculating the estimates of future net revenues, and the operating costs and other costs relating to such production may also increase or decrease from existing levels. The Company's management produced its own reserve study for the Ownbey Lease for use in preparing depletion tables. An independent petroleum engineer provide the study of reserves and cash flows for the Lindley lease, but an independent study was not used on the Ownbey since the property had only been in production for a very short time. Management expects an independent study will result in differences.


              [GRAPHIC OMITTED][GRAPHIC OMITTED][GRAPHIC OMITTED]


Future net cash flows were computed using year-end prices and year-end quantities of proved reserves. Future price changes were not considered.
Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Estimated future income tax expense is calculated by applying year-end statutory tax rates (adjusted for permanent differences and tax credits) to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange
Commission. Actual results may vary substantially. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein only represents estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the existence of development plans. Results of drilling, testing and production subsequent to the date of an estimate may justify a revision of such estimate. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately produced. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geological success, prices, future production levels, operating costs, development costs and income taxes that may not prove to be correct. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of these estimates depends on the accuracy of the assumptions upon which they are based

Reserve estimates are presented in the Supplementary Information Regarding Oil and Gas Production Activities accompanying the financial statements included herein. Reserve estimates for 2007 and 2006, were prepared by an independent engineering firm. Original reserve estimates used for depletion purposes and for the Ownbey/Troyer lease (which are not listed above due to the short time they have been in production) were made using internal estimates by the Company.

Oil and Gas Reserves

The process of estimating quantities of oil and gas reserves is complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures.



American Resource Technologies, Inc. uses the unit-of-production method to depreciate and deplete the capitalized costs of our producing oil and gas properties. Changes in proved developed reserve quantities will cause corresponding changes in depletion expense in periods subsequent to the quantity revision.

The following supplemental oil and gas information is provided in accordance with Statement of Financial Accounting Standards No. 69 " Disclosures about Oil and Gas Producing Activities (SFAS 69). The Company has properties in the United
States.

All of the Company's reserves are located within the United States. No estimates of reserves have been reported to or filed with any other Federal authority or agency during the year presented.

Costs Incurred in Oil and Gas Producing Activities for the Year Ended September
30, 2007 and 2006

Results of Operations for Oil and Gas Producing Activities for the Year Ended
September 30, 2007 and 2006:

Reserve Information
-------------------

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flows are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures
(based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less the tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of ten percent a year to reflect the estimated timing of the future cash flows.

Standardized Measure of Discounted Future Net Cash Flows at September 30, 2007 and 2006.

The following reconciles the change in the standardized measure of discounted future net cash flows for the years ended September 30, 2007 and 2006.