Form 10KSB/A
period 2006-09-30
American Resource Technologies, Inc.
filed 2008-07-01
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                  Amendment #2

                   Annual Report Under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                  For the fiscal year ended September 30, 2006

                         Commission file number: 0-12809


                      AMERICAN RESOURCE TECHNOLOGIES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)
                     (Formerly Golden Chief Resources, Inc.)


        State of Kansas                                           48-0846635
 ------------------------------                                ---------------
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

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and Federal governments. The overall market is mature, and, with the exception of gas, all producers in a producing region will receive the same price. Purchasers or gatherers will typically purchase all crude oil offered for sale at posted field prices which are adjusted for quality difference from the "Benchmark". Benchmark is the price of Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Oil pumped from wells is stored in tanks on site where the purchaser normally picks up the oil at the well site, but in some instances there may be deductions for transportation from the well head to the sales point. Either the Company or the purchaser handles payment disbursements to both the working interest owners and the royalty interest owners.

During the year ended September 30, 2006, the following customers accounted for greater than 10% of our oil and gas sales:

                  CMT Inc.                        100%

The Company has no other relationship with this customer. This concentration is a matter of convenience for us rather than necessity since these customers are active buyers in the areas where our wells are located, and prices between potential customers vary little or not at all as prices are tied to the going market rate for the commodity. If the Company lost its largest customer, management believes the Company could quickly replace the lost customer with other buyers paying comparable prices. Consequently, management does not believe the loss of one or more of the Company's major customers would have a material adverse effect on its business.

Oil and Gas Reserves

The following table summarizes certain information regarding the estimated proved oil reserves and estimated future net revenues of the Company and attributable to the Company's net revenue interests in the Lindley lease in Montgomery County, Kansas. Such estimated reserves are based upon an evaluation report prepared by William W. Jackson, Petroleum Engineer of Richardson, Texas. More information is located in Note 9 to the Financial Statements attached hereto.

PROVED OIL RESERVES

September 30, 2006

                                                          (Barrels)
Proved developed reserves:
     Beginning of year                                        -0-
     Non-producing property moved to producing              6,651
     Purchases of reserves in place                           -0-
     Adjustments                                            (-0-)
     Production                                              (231)
                                                           ------
         End of year                                        6,420
                                                           ======

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

Impairment

The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and proved oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell. Fair values used for impairment identification are based on undiscounted cash flow amounts determined by the reserve reports. During the fiscal year ended September 30, 2006, the Company did not identify any properties requiring impairment. Unproved oil and gas properties are periodically assessed for impairment following the guidance provided in SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies".

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

Accounting for Asset Retirement Obligations

The Company accounts for the asset retirement obligations under the provisions of FASB No. 143, which requires the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recognized. No accretion expense is included in "Depreciation, depletion, and amortization" in the accompanying consolidated statement of operations for the year ended September 30, 2006 since the Company's estimates reflect that the remaining salvage value of recoverable property exceeds the liability of the potential retirement obligations.

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

As of September 30, 2006, certain options have been granted to investors as follows: 50,000 shares at an exercise price of $0.05 per share with expiration periods ending in early to mid 2007.

(b) Holders

As of September 30, 2006, there were approximately 2,200 stockholders of record of our common stock. Additional stockholders hold stock in street names; the number of street name holders is not available to us.

(c) Dividends

The Company has not declared or paid cash dividends in the past, and does not anticipate doing so in the immediate future.

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

During the current fiscal year the Company continued to raise needed funds through the sale of common stock to existing shareholders. During the year we sold 250,840 shares and received $149,000 in proceeds from these sales. In order to continue operations the Company will need to continue to raise additional funds from common stock sales or other sources.

Subsequent Events

For the year ended September 30, 2007, the Company issued 663,456 shares of its common stock for $91,600. The Company also issued 3,340,090 shares of common stock for services of $245,667 and 580,845 shares of common stock to reduce accounts payable of $58,085. The Company reduced the number of shares outstanding by 133 for fractional shares which resulted from the stock split. As of September 30, 2007, the Company placed $50,000 in long-term debt with a maturity of three years bearing interest at ten per cent per annum. These notes are convertible into 400,000 shares of the Company's stock which collateralizes the notes. The Company continues to seek these and other sources of financing.

On December 21, 2006, the Company held a special shareholders meeting at which the shareholders approved a resolution authorizing the Board of Directors to evaluate the necessity of a reverse stock split and also to implement a reverse stock split if they determine it to be necessary. The shareholders also ratified the actions of the officers and directors since the last special shareholders meeting on December 17, 2001.

On April 4, 2007, the Company declared a reverse split of its common shares on the basis of 1 share for each 50 shares owned at the record date. The effects of this action are reflected in this filing. Also on April 4, 2007 the Company changed its name to American Resource Technologies, Inc.

In October of 2007, the Company sold 160,000 of its common shares for $25,000 to an investor. The investor received options exercisable at $0.15625 per share for 160,000 shares expiring in October 2008. Additionally an additional 403,500 shares were issued for consulting services valued at $79,770. An additional $10,000 in long-term debt was incurred with the same parameters as the above discussed long-term debt and the issuance of 80,000 shares as collateral.

On November 1, 2007, the Company's Board of Directors elected to declare a 10% stock dividend effective for shareholders of record as of November 30, 2007. The dividend shares have been issued and are in the process of being delivered to the shareholders. The dividend resulted in the issuance of 1,097,036 new shares.

In the period subsequent to December 31, 2007 the Company issued 200,000 shares for consulting services valued at $26,000, and sold 562,500 shares for cash of $45,000. The purchasers of the 562,500 shares also received one-year options for the purchase of 281,250 shares at $0.08 per share.

Income Taxes

See Note 5 to the Financial Statements.

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

In connection with the completion of its audit of, and the issuance of its report on the financial statements of the Company for the year ended September 30, 2005, Malone & Bailey, PC identified deficiencies in our internal controls related to the failure to record the value of common stock issued for services disclosure controls relating to such transactions during the interim periods of 2005. The adjustments to these accounts and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal controls by training our new bookkeeper in an effort to remediate these deficiencies. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

                         Ownership at September 30, 2006

                   Name and Address      Number of       Percent
Title of Class   of Beneficial Owner    Shares Owned     of Class      Notes
--------------   -------------------    ------------     --------      -----

Common Stock     M. H. McIlvain          746,000        13.54%    See 1 below.
No Par Value     110 Seminole
                 Trophy Club, TX  76262

Common Stock     B. Fred Oden             255,500        4.64%    See 2 below.
No Par Value

Common Stock     Hugh Fowler               54,100         .98%
No Par Value     505 Tiffany Trail
                 Richardson, Texas

All directors and officers
as a group (3 persons)                   1,055,600          19.16%

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


     3.       The directors include M. H. McIlvain, B. Fred Oden, and Hugh
              Fowler.

(c) Changes in Control

None.

Item 12. Certain Relationships and Related Transactions

Sabine Operating Services, Inc. (Sabine), a company of which Mr. Oden is the majority owner, operates the Kansas properties for the Company pursuant to a joint operating agreement. See Note 6 to the financial statements.

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

                                         AMERICAN RESOURCE TECHNOLOGIES, INC.


Date:  June 26, 2008                     /s/  B. FRED ODEN, III
                                             ----------------------------------
                                             By: B. Fred Oden, III, President,
                                             Chief Executive Officer

Date:  June 26, 2008                     /s/  M. H. MCILVAIN
                                             ----------------------------------
                                             By: M. H. McIlvain,
                                             Executive Vice President,
                                             and Principal Accounting Officer

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


/s/ M. H. MCILVAIN             Exec. Vice President & Director    June 26, 2008
-----------------------
M. H. McIlvain


/s/ HUGH FOWLER                   Secretary & Director            June 26, 2008
-----------------------
Hugh Fowler

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Board of Directors and Stockholders
American Resource Technologies, Inc.


We have audited the accompanying balance sheets of American Resource Technologies, Inc. (the Company) as of September 30, 2006 and 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Resource Technologies, Inc. at September 30, 2006 and 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency, and has incurred substantial operating losses resulting in an accumulated deficit of $4,134,545. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.


Dallas, Texas.
June 25, 2008


                                           American Resource Technologies, Inc.
                                                       Balance Sheets

                                                                                    September 30,    September 30,
                                                                                        2006              2005
A S S E T S                                                                          -----------       -----------
-----------
Current assets
--------------
  Cash                                                                               $       191       $     7,093
  Advances to related parties                                                               --              20,768
                                                                                     -----------       -----------
              Total current assets                                                           191            27,861

Property & equipment
--------------------
  Producing oil & gas property, net of accumulated depletion of $3,313                   155,991              --
  Furniture & fixtures, net of accumulated depreciation of $1,750                         23,250              --
                                                                                     -----------       -----------
                   Total                                                                 179,241              --
                                                                                     -----------       -----------

Other assets
------------
  Non-producing oil & gas properties                                                      95,000           254,304
  Montgomery pipeline                                                                     34,789            34,789
                                                                                     -----------       -----------
                   Total                                                                 129,789           289,093
                                                                                     -----------       -----------

              Total assets                                                           $   309,221       $   316,954
                                                                                     ===========       ===========


L I A B I L I T I E S and S T O C K H O L D E Q U I T Y
-------------------------------------------------------

Current liabilities
-------------------
  Accounts payable                                                                   $    33,936       $    19,109
  Accounts payable - related party                                                        20,759              --
                                                                                     -----------       -----------

              Total current liabilities                                                   54,695            19,109
                                                                                     -----------       -----------

Stockholders' equity
--------------------
  Common stock, no par value
  authorized 500,000,000 shares; 5,508,727
  and 5,207,887 issued and outstanding                                                 4,389,071         4,215,071
  Accumulated deficit                                                                 (4,134,545)       (3,917,226)
                                                                                     -----------       -----------

              Total stockholders' equity                                                 254,526           297,845
                                                                                     -----------       -----------

              Total liabilities and stockholders' equity                             $   309,221       $   316,954
                                                                                     ===========       ===========


                         The accompanying notes are an integral part of the financial statements.




                             American Resource Technologies, Inc.
                                   Statements of Operations


                                                         For the Years Ended
                                                           September 30
                                             ----------------------------------------
                                                 2006                        2005
                                             -----------                  -----------


Revenue:
  Oil and gas                                $    11,218                  $      --
                                             -----------                  -----------
  Total revenue                                   11,218                         --
                                             -----------                  -----------

Cost of revenues:
  Lease operating expenses                        51,937                         --
  Depletion                                        3,313                         --
                                             -----------                  -----------
         Total cost of revenues                   55,250                         --
                                             -----------                  -----------

Gross margin                                     (44,032)                        --
                                             -----------                  -----------

Operating expenses:
  Compensation expense                            34,836                         --
  Consulting fees                                 24,500                      123,050
  Computer repairs                                22,800                       12,122
  Depreciation                                     1,750                         --
  Professional fees                               35,243                       34,883
  Public relations                                 4,721                        1,250
  Travel                                           6,368                        6,172
  Rent                                            15,725                       11,290
  General and administrative                      27,344                       30,900

                                             -----------                  -----------
       Total operating expenses                  173,287                      219,667
                                             -----------                  -----------

Net loss                                     $  (217,319)                 $  (219,667)
                                             ===========                  ===========

Basic and diluted loss per share             $     (0.04)                 $     (0.05)
                                             ===========                  ===========

Weighted average shares outstanding            5,363,104                    4,640,056
                                             ===========                  ===========



   The accompanying notes are an integral part of the financial statements.



                                              American Resource Technologies, Inc.
                                        Statements of Changes in Stockholders' Equity
                                       For the Years Ended September 30, 2006 and 2005


                                                                                                            Total
                                                  Common Stock                    Accumulated            Stockholders'
                                          Shares               Amount                Deficit               Equity
                                       -----------           -----------           -----------           -----------

Balance September 30, 2004               2,665,574           $ 3,658,733           $(3,697,559)          $   (38,826)

Shares issued for:
  Cash                                     320,488               179,610                                     179,610
  Consulting fees                          140,000                70,000                                      70,000
  Property acquisition                   2,060,000               284,903                                     284,903
  Services                                  21,825                21,825                                      21,825

Net loss                                                                              (219,667)             (219,667)
                                       -----------           -----------           -----------           -----------

Balance September 30, 2005               5,207,887             4,215,071            (3,917,226)              297,845

Shares issued for:
  Cash                                     250,840               149,000                                     149,000
  Furniture                                 50,000                25,000                                      25,000
Net loss                                                                              (217,319)             (217,319)
                                       -----------           -----------           -----------           -----------

Balances September 30, 2006              5,508,727           $ 4,389,071           $(4,134,545)          $   254,526
                                       ===========           ===========           ===========           ===========



                          The accompanying notes are an integral part of the financial statements.




                                         American Resource Technologies, Inc.
                                             Statements of Cash Flows
                               For the Years Ended September 30, 2006 and 2005


Cash Flows from Operating Activities:                                    2006                 2005
-------------------------------------                                 ---------              ---------

            Net Loss                                                  $(217,319)             $(219,667)
            Adjustments to reconcile net loss to net cash
              used in operating activities:
              Depreciation                                                1,750                   --
              Depletion                                                   3,313                   --
              Stock issued for services                                    --                   91,825
            Changes in:
              Accounts payable                                           14,827                 (3,772)
              Accrued expenses                                             --                   (6,000)
                                                                      ---------              ---------


Net Cash Used in Operating Activities                                  (197,429)              (137,614)
                                                                      ---------              ---------

Cash Flows from Investing Activities:
-------------------------------------
            Purchase of equipment for oil and gas properties               --                   (4,190)
                                                                      ---------              ---------
Net Cash Used In Investing Activities                                      --                   (4,190)
                                                                      ---------              ---------

Cash Flows from Financing Activities:
-------------------------------------

            Proceeds of stock sales                                     149,000                179,610
            Advances (to) from related parties                           41,527                (30,938)
                                                                      ---------              ---------

Net Cash Provided By Financing Activities                               190,527                148,672
                                                                      ---------              ---------

Net Increase (Decrease) in Cash                                          (6,902)                 6,868

Cash
            Beginning of year                                             7,093                    225
                                                                      ---------              ---------

            End of year                                               $     191              $   7,093
                                                                      =========              =========

Supplementary Disclosure:
-------------------------
            Cash Paid for Interest                                    $    --                $    --
            Cash Paid for Taxes                                            --                     --

Non-cash transactions:
----------------------
            Shares issued:
              For oil and gas properties                                   --                  284,903
              For services                                                 --                   91,825
              For furniture and equipment                                25,000                   --


               The accompanying notes are an integral part of the financial statements.

                                                  F-5

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

EARNINGS PER SHARE

Generally accepted accounting principles provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share excludes dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings of the entity on an "as if converted basis. This is done by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potential dilutive securities. The Company had no dilutive securities during 2005 or 2006.

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

The Company has no other relationship with this customer. This concentration is a matter of convenience for us rather than necessity since these customers are active buyers in the areas where our wells are located, and prices between potential customers vary little or not at all as prices are tied to the going market rate for the commodity. If the Company lost its largest customer, management believes the Company could quickly replace the lost customer with other buyers paying comparable prices. Consequently, management does not believe the loss of one or more of the Company's major customers would have a material adverse effect on its business.

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

STOCK-BASED COMPENSATION

In December 2004, the FSAB issued SFAS No. 123R, Share-Based Payment, revising SFAS No. 123, Accounting for Stock-Based Compensation, and superseding Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, purchased or canceled after that date. During the year ended September 30, 2005, there have been no such awards granted, modified, purchased, or canceled. During the year ended September 30, 2006, the Company granted 50,000 stock options, none to employees. See Note 4.

GOING CONCERN

As shown in the accompanying financial statements, the Company incurred recurring net losses of $217,319 and $219,667 in years ended September 30, 2006 and 2005, respectively, has an accumulated deficit of $4,134,545 and has negative working capital. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2:  OIL AND GAS PROPERTIES

The Company acquired an interest in a non-producing lease during fiscal year 2005, and put it in production late in calendar year 2005. Disclosures of unaudited information regarding reserves are presented at Note 9.

Asset Retirement Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". Pursuant to this accounting standard, the Company did not recognize additional net liabilities at September 30, 2006, or September 30, 2005 for asset retirement obligations related to the future costs of plugging and abandoning its oil and gas properties, the removal of equipment and facilities from lease acreage and returning such land to its original condition. These costs reflect the legal obligations associated with the normal operation of oil and gas properties and were capitalized by increasing the carrying amounts of the related long-lived assets by the fair value of these obligations, discounted to their present value.

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

NOTE 3 - STOCK TRANSACTIONS

During the fiscal year ended September 30, 2006 the Company sold 250,840 shares and received $149,000 in proceeds from these sales.

At September 30, 2006, the Company reserved 50,000 shares of its authorized but un-issued common stock for possible future issuance in connection with the potential exercise of stock options.

NOTE 4 - STOCK OPTIONS

The following table lists the options outstanding at September 30, 2006.

                               Date of
Grantee                         Grant         Exp. Date       Price     # Shares
-------                         -----         ---------       -----     --------

Lampe Family Partnership      1/15/2006       2/28/2007       $0.05      20,000
Jai Gaur                       3/3/2006       4/15/2007       $0.05      10,000
Mark Clement                  4/27/2006       6/1/2007        $0.05      20,000


The following table is an analysis of options for the purchased of the Company's common stock outstanding as of September 30, 2006 & 2005.

                                    2006                      2005
                           -----------------------    ---------------------
                                          Weighted                 Weighted
                                          Average                   Average
                                          Exercise                 Exercise
                            Shares        Price        Shares       Price
                            -------      --------     -------      --------
Outstanding, beginning
  of year                     4,000      $   0.12       5,000      $   0.12
Granted                      50,000           .05        --            --
Expired/Cancelled            (4,000)         0.12      (1,000)         0.20
Exercised                      --            --          --            --
                            -------      --------     -------      --------
Outstanding end of year      50,000      $   0.05       4,000      $   0.10
                            =======      ========     =======      ========
Exercisable                  50,000      $   0.05       4,000      $   0.10
                            =======      ========     =======      ========

                               Outstanding                     Exercisable
                     --------------------------------     ---------------------
                                   Weighted
                       Number      Average     Weighted    Number       Weighted
                     Outstanding   Remaining   Average   Exercisable    Average
Range of             at Sept. 30, Contractual  Exercise   at Sept. 30,  Exercise
Exercise Prices         2006        Life        Price       2006         Price
-------------------  ----------  ----------  --------  -----------      --------
  $ 0.05                50,000     7 Months  $  0.05       50,000       $ 0.05
                     ----------  ----------  --------  -----------     --------
   Total                 4,000     7 Months  $  0.10       50,000       $ 0.10
                     ==========  ==========  ========  ===========     ========

The outstanding options were purchased by the holders as part of their purchase of restricted common shares on or about the issue date of the options. The only change in outstanding options during the fiscal year 2006 was the expiration of 4,000 options and the awarding of 50,000 exercisable at $.05. Additionally, no options were granted, modified or awarded for the year ended September 30, 2005.

Note 5.  INCOME TAXES

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

Since 1999, the Company has not filed any federal tax returns. When such filings are made, the Company may be subject to failure to file penalties. The Company periodically assesses the liabilities and contingencies in connection with this matter based upon the latest information available. The Company estimates that the amount of penalties, if any, will not have a material effect on the results of operations, cash flows or financial position. No provisions have been made in the financials statements for such penalties, if any.

A reconciliation of income tax (expense) benefit at the statutory federal rate of 34% to income tax (expense) benefit at the Company's effective tax rate for the years ended September 30, 2006 and 2005 is as follows:

                                                          2006           2005
                                                       --------        --------

Tax benefit computed at statutory rate                 $ 74,000        $ 74,700
Less valuation allowance                                (74,000)        (74,700)
                                                       --------        --------
Income tax benefit                                     $   --          $   --
                                                       ========        ========

The significant components of the Company's deferred tax assets at September 30, 2006 are summarized as follows:

Deferred tax asset:
     Net operating loss carry forward                               $ 1,067,000
     Less valuation allowance                                        (1,067,000)
                                                                    -----------
     Income tax benefit                                             $      --
                                                                    ===========
At September 30, 2006, the Company had approximately $3,138,000 of estimated net operating losses available to offset future taxable income. These carry forwards expire between the years 2018 and 2026. There are no deferred tax liabilities.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the fiscal year ending September 30, 2006 the Company paid Sabine Operating Services, Inc., a related party, $51,937 for lease operating expenses on the oil and gas properties. The Company has a payable to Sabine Operating Services, Inc, of $15,952 at September 30, 2006 included in accounts payable related parties and a receivable of $8,500 at September 30, 2005. At September 30, 2006 the Company had a payable to Striker One Resources, Inc, of $1,926, and a payable to M. H. McIlvain of $2,881.

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

During the fiscal year ending September 30, 2005 the Company paid Sabine Operating Services, Inc., a related party, consulting fees of $34,650 for activities relating to the start-up of oil and gas producing operations which began in fiscal year 2006. At September 30, 2005 the Company had a receivable from Sabine of $8,500, and a receivable from M. H. McIlvain of $12,268.

In December of 2004 the Company issued 1,920,000 shares of common stock to a company controlled by two directors of the Company for the purchase of two oil and gas leases. The properties were recorded at the carry-over basis of the former owner totaling $95,000.

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

NOTE 7 - LEASE OBLIGATION

The Company leased its office space from a non-related party under a six-month lease ending December 31, 2005. Rent expense totaled $15,725 for the year ended September 30, 2006 and $11,290 for the year ended September 30, 2005. The Company continues to lease the space on a month to month basis.

NOTE 8 - SUBSEQUENT EVENTS

For the year ended September 30, 2007, the Company issued 663,456 shares of its common stock for $91,600. The Company also issued 3,340,090 shares of common stock for services of $245,667 and 580,845 shares of common stock to reduce accounts payable of $58,085. The Company reduced the number of shares outstanding by 133 for fractional shares which resulted from the stock split. As of September 30, 2007, the Company placed $50,000 in long-term debt with a maturity of three years bearing interest at ten per cent per annum. These notes are convertible into 400,000 shares of the Company's stock which collateralizes the notes. The Company continues to seek these and other sources of financing.

On December 21, 2006, the Company held a special shareholders meeting at which the shareholders approved a resolution authorizing the Board of Directors to evaluate the necessity of a reverse stock split and also to implement a reverse stock split if they determine it to be necessary. The shareholders also ratified the actions of the officers and directors since the last special shareholders meeting on December 17, 2001.

On April 4, 2007, the Company declared a reverse split of its common shares on the basis of 1 share for each 50 shares owned at the record date. The effects of this action are reflected in this filing. Also on April 4, 2007 the Company changed its name to American Resource Technologies, Inc.

In October of 2007, the Company sold 160,000 of its common shares for $25,000 to an investor. The investor received options exercisable at $0.15625 per share for 160,000 shares expiring in October 2008. Additionally an additional 403,500 shares were issued for consulting services valued at $79,770. An additional $10,000 in long-term debt was incurred with the same parameters as the above discussed long-term debt and the issuance of 80,000 shares as collateral.

On November 1, 2007, the Company's Board of Directors elected to declare a 10% stock dividend effective for shareholders of record as of November 30, 2007. The dividend shares have been issued and are in the process of being delivered to the shareholders. The dividend resulted in the issuance of 1,097,036 new shares.

In the period subsequent to December 31, 2007 the Company issued 200,000 shares for consulting services valued at $26,000, and sold 562,500 shares for cash of $45,000. The purchasers of the 562,500 shares also received one-year options for the purchase of 281,250 shares at $0.08 per share.

NOTE 9:  DISCLOSURES REGARDING OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The Company acquired its main oil producing interest during the year ended September 30, 2006.

The following table sets forth information as to the net proved and proved developed reserves as of September 30, 2006. "Proved reserves" are estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. "Proved developed reserves" are those reserves that are expected to be recovered through existing wells with existing equipment and operating methods. "Proved undeveloped reserves" are those reserves that are expected to be recovered from new wells on un-drilled acreage or from existing wells where a relatively major expenditure is required for re-completion.

The following table also shows present value of the reserves as of September 30, 2006, (based on an annual discount rate of 10 percent) of the estimated future net revenues from the production and sales of the reserves. The future prices received on sales of production from the properties may be higher or lower than the prices used in calculating the estimates of future net revenues, and the operating costs and other costs relating to such production may also increase or decrease from existing levels.

                            Reserve Quantities of Oil

              September 30, 2006                               09/30/06            90/30/05
              ------------------                               --------            --------
Total Proved Reserves:

Oil, condensate and natural gas liquids (Bbls)                   6,420                --

Natural gas (Mcf)                                                  --                 --

Total Proved Developed Reserves:

Oil, condensate and natural as liquids (Bbls)                    6,420                --

Natural gas (Mcf)                                                  --                 --

              September 30, 2006
              ------------------

Future cash flows                                             $369,290            $   --
Future production costs                                        149,110                --
Future develo9pment costs                                          --                 --
Future asset retirement costs                                      --                 --
Future income tax expense                                          --                 --
Future net cash flows                                          220,180                --
10% annual discount                                             67,000                --
                                                              --------            --------
Standardized mesure of discounted future net
cash flows related to proved oil and gas reserves             $153,180            $   --
                                                              ========            ========


Reserve estimates are presented in the Supplementary Information Regarding Oil and Gas Production Activities accompanying the financial statements included herein. Reserve estimates for 2006, were prepared by an independent engineering firm. Original reserve estimates used for depletion purposes and for the Ownbey/Troyer lease (which are not listed above due to the short time they have been in production) were made using internal estimates by the Company.

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

Capitalied Costs Relating to Oil and Gas Produing Activities at September 30, 2006 and 2005

                                                           2006           2005
                                                           ----           ----

Unproved oil and gas properties                         $  95,000      $ 254,304

Proved oil and gas properties                             159,304          --

Gas pipeline                                               34,789         34,789

Support equipment and facilities                             --            --
                                                        ---------      ---------

                                                          289,093        289,093
Less accumulated depreciation,
  depletion, and amortization                               3,313          --
                                                        ---------      ---------

Net capitalized cost                                    $ 289,780      $ 289,093
                                                        ---------      ---------

All of the Company's reserves are located within the United States. No estimates of reserves have been reported to or filed with any other Federal authority or agency during the year presented.

Costs Incurred in Oil and Gas Producing Activities for the Year Ended September 30, 2006:

                                                           2006           2005
                                                           ----           ----
Property acquisition costs:
  Proved                                                $ 159,304
  Unproved                                                             $ 254,304
Exploration costs
Development costs

Results of Operations for Oil and Gas Producing Activities For the Year Ended September 30, 2006

                                                           2006
                                                           ----

Oil and gas sales                                       $  11,218
Production costs                                          (51,937)
Depreciation, depletion and amortization                   (5,063)
                                                        ---------
Results of operations for oil and gas
  producing activities (excluding corporate
  overhead and financing costs                          $ (45,782)
                                                        =========

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

                                                              2006 Total                2005 Total
                                                       Oil (bbls)     Gas (Mcf)    Oil (bbls)    Gas (Mcf)
                                                      ---------------------------------------------------
Proved Developed and Undeveloped Reserves
Beginning of year                                           6,651          --         --            --
Revisions of previous estimates                               --           --         --            --
Improved recovery                                             --           --         --            --
Purchases of minerals in place                                --           --         --            --
Extensions and discoveries                                    --           --         --            --
Production                                                   (231)         --         --            --
Sales of minerals in place                                    --           --         --            --
End of year                                                 6,420          --         --            --

Standardized Measure of Discounted Future Net Cash Flows at September 30, 2006 and 2005.

                                                   2006             2005
                                                   ----             ----

Future cash inflows                             $ 369,290         $    --
Future production costs                          (149,110)             --
Future development costs                             --                --
Future rasset retirement obligations                 --                --
Future income tax expenses                        220,180              --
  10% annual discount for estimated
    timing of cash flows                          (67,000)             --
                                                ---------         ----------
Standardized measures of discounted
  future net cash flows related to proved
  oil and gas reserves                          $ 153,180         $    --
                                                ---------         ----------





The following reconciles the change in the standardized measure of discounted future net cash flows for the years ended September 30, 2006 and 2005.

                                                                           2006                      2005
                                                                           ----                      ----

Beginning balance, October 2005 and 2004                                 $    --                  $   --
Sales of oil and gas produced, net of production costs                     (45,782)                   --
Development costs incurred during the year which
  were previously estimated                                                   --                      --
Net change due to extensions, discoveries, and improved
  recovery                                                                    --                      --
Net change in estimated future development costs                              --                      --
Net change in estimated retirement obligations                                --                      --
Revisions of previous quantity estimates                                      --                      --
Net change from purchases and sales of minerals
  in place                                                                 159,304                    --
Accretion of discount                                                       39,658                    --
Net change in income taxes                                                    --                      --
Other                                                                         --                      --
                                                                         ---------                --------
Ending balance, September 30, 2006 and 2005                              $ 153,180                $   --
                                                                         =========                ========