Form 10-Q
period 2008-06-30
American Resource Technologies, Inc.
filed 2008-08-14
CIK 752391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer [ ]        Accelerated filer  [ ]

         Non-accelerated filer   [ ]        Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company Yes [ ] No [X] (as defined in Rule 12b-2 of the Exchange Act).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           There were 12,996,023 shares of common stock, No Par Value, outstanding as of June 30, 2008.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            American Resource Technologies, Inc.
                                                       Balance Sheets

                                                                                       June 30         September 30
                                                                                        2008                2007
                                                                                     ------------      ------------
A S S E T S                                                                          (Unaudited)         (Audited)
-----------
Current assets:
              Cash                                                                   $      3,875      $     25,280
                                                                                     ------------      ------------
              Total current assets                                                          3,875            25,280
                                                                                     ------------      ------------

Property & equipment
              Producing oil & gas properties, net of accumulated depletion                233,199           243,311
              of $21,105 and $10,993 respectively
              Furniture & fixtures, net of accumulated depreciation                        18,000            20,250
                                                                                     ------------      ------------
              of $7,000 and $4,250 respectively
                                                                                          251,199           263,561
                                                                                     ------------      ------------
Other assets
              Montgomery pipeline                                                          34,789            34,789
                                                                                     ------------      ------------
                  Total                                                                    34,789            34,789
                                                                                     ------------      ------------

              Total assets                                                           $    289,863      $    323,630
                                                                                     ============      ============

L I A B I L I T I E S and S T O C K H O L D E Q U I T Y
-------------------------------------------------------

Current liabilities
              Accounts payable                                                       $     54,726      $     19,980
              Advances from related party                                                  42,125             5,040
                                                                                     ------------      ------------
              Total current liabilities                                                    96,851            25,020
                                                                                     ------------      ------------

Long-term liabilities
              Long-term notes payable                                                      60,000            50,000
                                                                                     ------------      ------------
              Total long-term liabilities                                                  60,000            50,000
                                                                                     ------------      ------------

Stockholders' equity
              Common stock, no par value
              authorized 500,000,000 shares;                                           12,996,023
              and 10,492,985 issued and outstanding, respectively                       4,960,192         4,784,422
              Accumulated deficit                                                      (4,827,180)       (4,535,812)
                                                                                     ------------       -----------

              Total stockholders' equity                                                  133,012           248,610
                                                                                     ------------      ------------

              Total liabilities and stockholders' equity                             $    289,863      $    323,630
                                                                                     ============      ============

                          The accompanying notes are an integral part of the financial statements.




                                                American Resource Technologies, Inc.
                                                    Statements of Operations
                                     For Three and Nine Month Periods Ended June 30, 2008 and 2007
                                                            (Unaudited)


                                                Three Months Ended June 30,              Nine Months Ended June 30,
                                                 2008                2007                2008                 2007
                                             ------------        ------------        ------------        ------------

Revenue
  Oil and gas                                $      8,366        $      7,050        $     29,571        $     10,195

Cost of Revenues
  Lease operating expenses                          6,744              28,665              17,981              64,982
  Depletion                                         1,411               1,941              10,111               3,056
                                             ------------        ------------        ------------        ------------
        Total  Cost of Revenues                     8,155              30,606              28,092              68,038

General & administrative expenses                  62,871              21,977             292,847              83,876
                                             ------------        ------------        ------------        ------------
   Total Operating expenses                        71,026              52,583             320,939             151,914

Net loss                                     $    (62,660)       $    (45,533)       $   (291,368)       $   (141,719)
                                             ============        ============        ============        ============

Basic Net Loss Per Share                     $      (0.00)       $      (0.01)       $      (0.02)       $      (0.02)
                                             ============        ============        ============        ============

Weighted Average Shares Outstanding            12,996,022           6,602,860          12,264,510           6,084,515
                                             ============        ============        ============        ============


                          The accompanying notes are an integral part of the financial statements.

                                                         3










                                             American Resource Technologies, Inc.
                                        Statement of Changes in Stockholders' Equity
                                        For the Nine Month Period Ended June 30, 2008
                                                           (Unaudited)

                                                                                                           Total
                                                    Common Stock                   Accumulated          Stockholders'
                                            Shares               Amount              Deficit              Equity
                                          ----------          -----------          -----------          -----------

Balances September 30, 2007               10,492,985          $ 4,784,422          $(4,535,812)         $   248,610

Shares issued for:
  Cash                                       160,000               25,000                                    25,000
  Services                                   403,500               79,770                                    79,770
  Note collateral                             80,000                 --                                        --
  Dividend shares                          1,093,361                 --                                        --

Net loss                                                                              (124,263)            (124,261)
                                         -----------          -----------          -----------          -----------

Balances December 31, 2007                12,229,846          $ 4,889,192          $(4,660,075)         $   229,119

Shares issued for:
  Services                                   200,000               26,000                                    26,000
  Round-up of Dividend shares                  3,675                 --                                        --

Net loss                                                                              (104,445)            (104,447)
                                         -----------          -----------          -----------          -----------

Balances March 31, 2008                   12,433,521          $ 4,915,192          $(4,764,520)         $   150,672

Shares issued for:
  Cash                                       562,500               45,000                                    45,000
  Round-up of Dividend shares                      2                 --                                        --
Net loss                                                                               (62,660)             (62,660)
                                         -----------          -----------          -----------          -----------

Balances June 30, 2008                    12,996,023          $ 4,960,192          $(4,827,180)         $   133,012
                                         ===========          ===========          ===========          ===========


                          The accompanying notes are an integral part of the financial statements.







                                   American Resource Technologies, Inc.
                                      Statements of Cash Flows
                            For the Nine Months Ended June 30, 2008 & 2007
                                             (Unaudited)


                                                              2008                       2007
                                                           ---------                  ---------
Cash Flows from Operating Activities:

Net (Loss)                                                 $(291,366)                 $(141,719)

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation                                                 2,250                      2,250
  Depletion                                                   10,111                      3,056
  Stock Issued for services                                  105,770                      8,000
Change in assets and liabilities:
    Accounts receivable                                         --                       (7,500)
    Accounts payable                                          34,745                     21,361
    Related party accounts payable                            37,085                     25,103
                                                           ---------                  ---------

Net cash used in operating activities                       (101,405)                   (89,449)
                                                           ---------                  ---------

Cash Flows from Financing Activities:

Proceeds of stock sales                                       70,000                     91,600
Long-term debt                                                10,000                       --
                                                           ---------                  ---------

Net cash provided by financing activities                     80,000                     91,600
                                                           ---------                  ---------

Net Increase (Decrease) in Cash                              (21,405)                     2,151

Cash -Beginning of period                                     25,280                        191
                                                           ---------                  ---------

Cash -End of period                                        $   3,875                  $   2,342
                                                           =========                  =========

Non-cash transactions:
Value of shares Issued for:
    Reduction of payables                                  $    --                    $  58,085

         The accompanying notes are an integral part of the financial statements.


                                           5

                      American Resource Technologies, Inc.

                          Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of American Resource Technologies, Inc. (American Resources, formerly Golden Chief Resources, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q for the three and nine month periods ended June 30, 2008 and 2007 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended September 30, 2007 included in American Resource's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended September 30, 2008.

NOTE 2 - ACCOUNTING POLICIES

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method at rates based on the following estimated useful lives:

                                                        Estimated
                 Classification                        Useful Life
           Furniture and fixtures                       10 Years
           ----------------------                       --------

           Computer equipment                           5 Years

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition. Accumulated depreciation as of June 30, 2008 amounted to $7,000.

Depletable assets are evaluated annually and the useful life is determined using the reserve report prepared by an independent engineer. Depletion is calculated based on these estimates. Accumulated depletion as of June 30, 2008 amounted to $21,105

NOTE 3 - COMMON STOCK

During the three month period ended June 30, 2008, American Resources issued 562,500 shares of common stock for cash of $45,000. An additional 2 shares were issued to account for "round-up" shares from the stock dividend.

During the three months ended March 31, 2008, American Resources issued 200,000 shares for consulting services and 3,675 shares for "round-up" in the dividend shares.

During the three months ended December 31, 2007, American Resources issued:
160,000 shares for cash of $25,000, 403,500 shares for consulting services valued at $79,770, 80,000 shares for collateral for long term notes, and 1,093,361 dividend shares.

NOTE 4 - STOCK OPTIONS

The following table lists the options outstanding at June 30, 2008.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to the end of the period the Company issued 300,000 shares for services valued at $15,000 and 500,000 shares for cash of $25,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

During the current quarter the Company raised $45,000 from existing shareholders who purchased 562,500 shares of our common stock. We continued production of the Lindley lease in Kansas, but there were no sales from the lease during the quarter. Production continued from the Ownbey lease located in Chautauqua County, Kansas during the quarter.

American Resources continued to examine and evaluate the non-producing oil and gas properties located in south east Kansas with the expectation of securing adequate financing to enhance and exploit the reserves. This process will probably continue through our fourth fiscal quarter.

During the nine months ending June 30, 2008 the Company raised $70,000 from existing shareholders who purchased 722,500 shares of our common stock. During the nine months ended June 30, 2007, we raised $91,600 from existing shareholders who purchased 673,556 shares of our common stock. The proceeds were used to satisfy certain obligations and to fund operations during the current year.

Liquidity and Capital Resources:

During the current quarter, our capital resources were extremely limited. Our prospects will depend entirely on American Resource's ability to secure future financing and develop additional producing oil & gas properties.

Assets as of June 30, 2008 amounted to $289,863, consisting primarily of the producing oil & gas leases and the Montgomery County gas pipeline.

During the nine months ended June 30, 2008, American Resources raised $70,000 in capital from existing shareholders.

Results of Operations:

During the three months ended June 30, 2008 American Resources had oil and gas production revenues of $8,366. Lease operating expenses and depletion for the three months ended June 30, 2008 amounted to $8,155 resulting in a slight profit of $211 for the quarter and a profit for the nine months ended June 30, 2008 of $1,479.

During the three months ended June 30, 2007, American Resources had oil & gas production revenues of $7,050. Lease operating expenses and depletion for the three months ended June 30, 2007 amounted to $30,606 resulting in a loss on oil & gas operations of $23,556 for the quarter and $57,843 for the nine months ended June 30,2007.

General & administrative expenses amounted to $62,871 for the three months ended June 30, 2008, an increase of $40,894 from the comparable period in the prior year. Our net loss for the three months ended June 30, 2008 amounted to $62,660, an increase of $17,127 over the comparable quarter of the prior year and resulting in a loss from operations of $291,368 for the nine month period ended June 30, 2008. Our net loss from operations for the nine month period ended June 30, 2007 amounted to $141,719.

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


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

During the three month period ended June 30, 2008, American Resources issued 562,500 shares of common stock for cash of $45,000. An additional 2 shares were issued to account for "round-up" shares from the stock dividend.

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

                                 AMERICAN RESOURCE TECHNOLOGIES, INC.

Date:  August 13, 2008           /s/M. H. MCILVAIN
                                 --------------------------------
                                 By:  M. H. McIlvain, Executive Vice-President &
                                 Chief Financial Officer