Form 10-K
period 2008-09-30
American Resource Technologies, Inc.
filed 2010-10-27
CIK 752391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
or
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

Commission file number: 0-12809

AMERICAN RESOURCE TECHNOLOGIES, INC.
(Formerly Golden Chief Resources, Inc.)
(Name of small business issuer in its charter)

State of Kansas	48-0846635
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification #)

2351 W. Northwest Highway, Suite 1203, Dallas, Texas 75220
(Address of principal executive offices)(Zip code)

Issuer's telephone number: (214) 705-3781

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    X Yes    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  X  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company ☒

State issuer's revenues for its most recent fiscal year $46,838.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2008, was $280,373.
There were 63,041,273 shares of common stock, No Par Value,
outstanding as of September 30, 2010.

PART I

Item 1. Description of Business

(a) Business Development

American Resource Technologies, Inc. (“American Resources or the Company”) was originally incorporated as Arts Antique Autos, Ltd., and changed its name to Golden Chief Resources, Inc. on August 5, 1981. On April 4, 2007 the Company changed its name from Golden Chief Resources, Inc. to American Resource Technologies, Inc.  During the early 1980s, the Company engaged in oil and gas operating, mining, real estate operations. During the mid-1980s, the Company lost its asset and revenue base due to economic conditions, and liquidated assets and ceased operations in 1986, and the Company operated briefly again in 1999 - 2002 after a change in control.  Accordingly, the Company remained dormant with no activity from 1987 - 1999 and again from 2002 until December 2004.  Since that date the Company has through the use of farm-outs received carried working interests in several wells and has been able to move non-producing properties into the producing category.

During its fiscal year ended September 30, 2008, the Company was not involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation. We do not anticipate involvement or participation in any of the above proceedings.

(b) Business of Issuer

On a very small scale the Company has re-entered the oil and gas industry as a producer but the prospect of growth is limited by the availability of sufficient funds to pursue this on a more active basis. The Company currently has three employees.

(c) Reports to Security Holders

The Company does not intend to deliver an annual report to our security holders. The public may read and copy any materials filed with the SEC, such as this Form 10-K and Form 10-Q reports. We are an electronic filer under the SEC's EDGAR filing program. Accordingly, our filings are maintained by the SEC in a database at www.sec.gov and are available to all security holders.

Item 2. Description of Property

As of September 30, 2008, the assets consisted of the Lindley lease, the Ownbey and Troyer leases which produce oil, and the Noll lease which to date is not productive.

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

There are currently 8 oil wells on the Lindley lease in which the Company owns a 100% working interest, and 17 oil wells on the Ownbey/Troyer Lease in which the Company owns a 25% working interest, 2 wells on the Linn Lease, and one oil well on the Noll Lease in which the Company owns a 100% working interest.

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and Federal governments. The overall market is mature, and, with the exception of gas, all producers in a producing region will receive the same price. Purchasers or gatherers will typically purchase all crude oil offered for sale at posted field prices which are adjusted for quality difference from the “Benchmark”. Benchmark is the price of Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Oil pumped from wells is stored in tanks on site where the purchaser normally picks up the oil at the well site, but in some instances there may be deductions for transportation from the well-head to the sales point.  Either the Company, the operator, or the purchaser handles payment disbursements to both the working interest owners and the royalty interest owners.

During the year ended September 30, 2008, the following customer accounted for greater than 10% of our oil and gas sales:

Plains Marketing LP                                                                                                100%

American Resources has no other relationship with this customer. This concentration is a matter of convenience for us rather than necessity since these customers are active buyers in the areas where our wells are located, and prices between potential customers vary little or not at all as prices are tied to the going market rate for the commodity. If the Company lost its largest customer, management believes the Company could quickly replace the lost customer with other buyers paying comparable prices. Consequently, management does not believe the loss of one or more of American Resource’s major customers would have a material adverse effect on its business.

Oil and Gas Reserves

The following table summarizes certain information regarding the estimated proved oil reserves and estimated future net revenues of the Company and attributable to the Company's net revenue interests in the Lindley lease in Montgomery County, Kansas and the Ownbey lease located in Chautauqua County, Kansas.  Such estimated reserves are based upon an evaluation report prepared by William W. Jackson, Petroleum Engineer of Plano, Texas.  More information is located in Note 10 to the Financial Statements attached hereto.

PROVED OIL RESERVES
September 30, 2008
(Barrels)
Proved developed reserves:
Beginning of year	5,320
Revisions of previous estimates	(4,055)
Purchases of reserves in place	440
Production	(495)
End of year	9,320

All of the Company’s reserves are located within the United States and consist of crude oil.  No estimates of reserves have been reported to or filed with any other Federal authority or agency during the year presented.

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

Proved developed producing reserves are those expected to be recovered from currently producing zones under continuation of present operating methods.  Proved developed non-producing reserves consist of (i) reserves from wells which have been completed and tested but are not yet producing due to lack of market or minor completion problems which are expected to be corrected, and (ii) reserves currently behind the pipe in existing wells and which are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the well.  Proved undeveloped reserves are those reserves which may be expected either from existing wells that will require major expenditure to develop or from undrilled acreage adjacent to productive units, which are reasonably certain of production, when drilled.

Impairment

American Resources has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and periodically evaluates, using both independent appraisals and management projections and projected undiscounted cash flows, the carrying value of its long-lived assets and proved oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell. Fair values used for impairment identification are based on undiscounted cash flow amounts determined by the reserve reports. During the fiscal year ended September 30, 2007, the Company did not identify any properties requiring impairment.  Unproved oil and gas properties are periodically assessed for impairment following the guidance provided in SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”.  The Company also reviewed the Montgomery County Pipeline regarding a possible impairment since it has not yet been put into operation.  Based on management’s estimates of the start-up costs to bring the pipeline into operation and the fact that another competing pipeline has been constructed in the immediate area, the Company deemed that the pipeline was 100% impaired.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on American Resource’s experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit of production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

Accounting for Asset Retirement Obligations

American Resources accounts for the asset retirement obligations under the provisions of FASB No. 143, which requires the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recognized. No accretion expense is included in “Depreciation, depletion, and amortization” in the accompanying statement of operations for the year ended September 30, 2007 since the Company’s estimates reflect that the remaining salvage value of recoverable property exceeds the liability of the potential retirement obligations.  The Company estimates that due to the shallow depths of the wells involved the average “plugging” or abandonment cost per well will average just under $1,500 per well while the salvage value per well should average just over $2,300 per well.

Item 3. Legal Proceedings

As of September 16, 2010 there were no legal proceedings to which we were a party, and no litigation is known to be pending.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a)    Market Information

Based on information available directly from the Pink Sheets data center, share prices have ranged from an annual low of $0.016 per share to a high of $0.28 per share.  Our shares have been trading sporadically, in the Pink Sheet market since late August of 2003.  Our shares are traded under the symbol ARUR.

As of September 30, 2008, certain options have been granted to investors as follows: 100,000 shares at an exercise price of $0.10 per share expiring in January of 2012; 100,000 shares at an exercise price of $0.15 per share expiring in January of 2012; 160,000 shares with an exercise price of $0.15625 which expired in April of 2008, and 281,250 shares with an exercise price of $0.08 per share expiring in May of 2009.

(b)    Holders

As of September 30, 2008, there were approximately 1,388 stockholders of record of our common stock. Additional shareholders hold stock in street names; the number of street name holders is not available to us.

(c)    Dividends

On November 1, 2007 the Company’s Board of Directors elected to declare a 10% stock dividend effective for shareholders of record as of November 30, 2007.  The Company has not declared or paid cash dividends in the past, and does not anticipate doing so in the immediate future. (See subsequent events)

Item 6.    Management's Discussion and Analysis or Plan of Operations

In fiscal year 2008 the Company participated in the drilling of 6 wells, 4 of which were located on the Lindley lease in Montgomery County, Kansas and two of which were on the Linn lease also located in Montgomery County, Kansas.  The two wells on the Linn lease are yet to be completed.

In fiscal year 2007 the Company participated in the drilling of several wells receiving a “carried working interest” in these wells on the Ownbey/Troyer lease in Chautauqua County, Kansas.  These wells began producing late in the fiscal year and the operator was continuing to adjust the production methods to maximize daily production at year-end.  The Company plans to participate in the additional drilling and re-working of several wells on our leases in southeast Kansas during the upcoming fiscal year.

During the fiscal year ended September 30, 2006 the Company began operating the Lindley lease located in Montgomery County, Kansas.  While production has been minimal, the Company believes that additional development work on the lease can be advantageous.  The Company also entered into farmout agreements on leases located in Jefferson County, Kansas and Chautauqua County, Kansas.  At year-end a test well had been drilled on the Jefferson County lease (the Noll lease) and production casing has been set, and further completion procedures are planned.  The Noll lease is shown on the balance sheet and in the oil and gas producing section of this document as “unproved oil and gas properties”.

The Company continues to seek additional working capital which will allow the Company to retain larger interests in the properties.  Until we acquire this additional working capital, the Company will be forced to operate using the farmout method which results in a lower working and net revenue interest to the Company.

During the current fiscal year the Company continued to raise needed funds through the sale of common stock to existing shareholders.  During the year we sold 1,222,500 shares and received $95,000 in proceeds from these sales.  In order to continue operations the Company will need to continue to raise additional funds from common stock sales or other sources.

As shown in the accompanying financial statements, American Resources incurred recurring net losses of $459,680 and $401,267 in years ended September 30, 2008 and 2007, respectively, has an accumulated deficit of $4,995,492 and has minimal working capital. These conditions raise substantial doubt as to American Resource’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if American Resources is unable to continue as a going concern.

In October of 2007 the Company placed an additional $10,000 in long-term debt with a maturity of three years bearing interest at ten per cent per annum.  These notes are convertible into shares of the Company’s stock which collateralizes the notes.  The Company continues to seek these and other sources of financing.  As of September 30, 2007 the Company placed $50,000 in long-term debt under the same terms.

Subsequent Events

In December of 2008 the Company sold 250,000 of its common shares for $10,000 to an investor and 6,250,000 shares were issued for consulting services valued at $218,750.

In January of 2009 the Company entered into a lease agreement with Carlton Field, II, LP to lease the current space in Dallas, Texas for a term of three years at a rate of $2,000 per month.  The lease calls for certain escalations due to utility costs and other small items.

In March of 2009 the Company issued 500,000 shares to Ameribras valued at $40,000 for an interest in that company.

In May of 2009 the Company entered into a note agreement which generated $25,000 cash to the Company with a repayment date of one year from the execution date requiring the repayment of $50,000 to the lender.  Included in the note agreement was the issuance of warrants for the purchase of 500,000 shares of the Company’s common stock at $0.10 per share, expiring on the fifth anniversary of the grant.  This note was satisfied in May of 2010 by the issuance of 500,000 shares of the Company’s common stock.

In June of 2009 the Company issued 500,000 shares to Pat Wilson valued at $11,000 for consulting services, and 250,000 shares valued at $5,500 to ThorGeoTrack for an interest in that company.  Also in June of 2009 the Company entered into an agreement with an investor agreeing to pay $40,000 in one year in return for the investment of $25,000.  This note was satisfied in June of 2010 by the issuance of 500,000 shares of the Company’s common stock.  The investor received a one year option to acquire 500,000 shares of the Company’s common stock for a payment of $0.10 per share.

In July of 2009 the Company issued 750,000 shares to Brasil Asset Management for an interest in that company, and an additional 750,000 shares to AmeriBras   increasing the Company’s interest in AmeriBras.  Each of these issuances were valued at $52,500.

In August of 2009 the Company issued 971,469 shares to Sabine Operating Services in payment of $68,003 in payables to Sabine.  The Company also issued 500,000 shares to AmeriBras valued at $40,000 increasing the Company’s interest in that company.  The Company issued 250,000 shares to Hilton Research, Inc. valued at $20,000 for consulting services.  The Company also issued 1,500,000 shares valued at $75,000 for acquisition of an interest in the Ownbey Nueces wells.

In September of 2009 the Company issued 16,667 shares to an investor for $1,000 cash.

In September of 2009 the Company wrote off the Noll lease as a dry hole.

In October of 2009 the Company issued 250,000 shares to Scott Duperow valued at $15,000 for consulting services.

In October of 2009 the Company entered into an agreement with an investor agreeing to pay $30,000 in one year in return for the investment of $10,000.  The investor received a one year option to acquire 500,000 shares of the Company’s common stock for a payment of $0.10 per share.

On October 7, 2009 the Company entered into a management and consulting agreement with SkyberCorp do Brasil to provide management and consulting services for a period of twenty four months.  Compensation to the Company is set at $450,000 per calendar quarter beginning January 1, 2009, payable on January 1, 2011, unless paid earlier.

On October 23, 2009 the Company entered into a management and consulting agreement with Brasil Asset Management Projectos Limitada to provide management and consulting services for a period of twenty four months.  Compensation to the Company is set at $300,000 per calendar quarter beginning January 1, 2009, payable on January 1, 2011, unless paid earlier.

In November of 2009 the Company issued 12,500 shares valued at $1,000 for payment of interest on long term debt.

In November of 2009 the Company entered into an agreement with an investor agreeing to pay $128,000 in one year in return for the investment of $47,500.  The investor received a one year option to acquire 1,000,000 shares of the Company’s common stock for a payment of $0.10 per share.

In December of 2009 the Company issued 200,000 shares valued at $14,000 to Princeton Research of Nevada for consulting services.

In December of 2009 the Company entered into an agreement with an investor agreeing to pay $34,000 in one year in return for the investment of $47,500.  The investor received a one year option to acquire 625,000 shares of the Company’s common stock for a payment of $0.10 per share.

In January of 2010 the Company issued 750,000 shares valued at $37,500 to Brasil Asset Management increasing the Company’s interest in that company.  The Company issued 500,000 shares to Robert Guzman for cash of $15,000.  The Company issued 500,000 shares to Pat Wilson valued at $17,500 for consulting services.  The Company issued 31,250 shares valued at $2,500 for payment of interest on long term debt.

In January of 2010 the Company entered into an agreement with an investor agreeing to pay $50,000 in one year in return for the investment of $20,000.  The investor received a one year option to acquire 500,000 shares of the Company’s common stock for a payment of $0.10 per share.

On January 1, 2010 the Company entered into a contract for revenue with Brazil Asset Management, Inc. calling for the Company to assist Brazil Asset Management, Inc. in obtaining Brazilian tax credits.  The contract calls for a payment to the Company of $1,000,000 on or before January 30, 2011.

In February of 2010 the Company issued 200,000 shares valued at $6,000 to Robert Guzman for consulting services and 66,667 shares to Mr. Guzman for $2,000 cash.  The Company issued 200,000 shares valued at $8,182.20 to Scott Duperow for consulting services.  The Company issued 750,000 shares valued at $30,000 to Hugh Fowler for administrative services; 750,000 shares valued at $30,000 to M. H. McIlvain for accounting services; 1,500,000 shares valued at $60,000 to B. Fred Oden, III for management services; and 1,000,000 shares valued at $40,000 to MJM Ventures LTD and CD Capital Group for consulting services.

In February of 2010 the Company entered into an agreement with an investor agreeing to pay $125,000 in one year in return for the investment of $52,000.  The investor received a one year option to acquire 1,583,334 shares of the Company’s common stock for a payment of $0.10 per share.

In March of 2010 the Company entered into an agreement with an investor agreeing to pay $40,000 in one year in return for the investment of $15,000.  The investor received a one year option to acquire 400,000 shares of the Company’s common stock for a payment of $0.10 per share.

In April of 2010 the Company issued 100,000 shares to an investor for $3,000 cash.  The Company issued 75,000 shares valued at $3,150 to Scott Duperow for consulting services.  The Company issued 450,000 shares valued at $22,250 for an additional interest in the Ownbey lease.

In May of 2010 the Company issued 596,667 shares to investors for $26,500 cash.  As noted above the Company issued 500,000 shares to satisfy $50,000 in long term debt.  The Company issued 10,000,000 shares valued at $400,000 to B. Fred Oden, III for management services; 7,500,000 shares valued at $300,000 to Pat Wilson for consulting services: 5,000,000 shares valued at $200,000 to Eric Oden for field services: 1,250,000 valued at $50,000 to M. H. McIlvain for accounting and management services; and 1,250,000 shares valued at $50,000 to Hugh Fowler for administrative services.

In May of 2010 the Company entered into an agreement with an investor agreeing to pay $25,000 in one year in return for the investment of $10,000.  The investor received a one year option to acquire 250,000 shares of the Company’s common stock for a payment of $0.10 per share.

In June of 2010 the Company issued 220,000 shares to investors for cash of $11,000.  The Company issued 187,500 shares valued at $4,000 as an offset to a payable to Sabine Operating Services.  The Company issued 500,000 shares to satisfy $40,000 in long term debt.  The Company issued 350,000 shares valued at $63,000 to Richard Severson for consulting services.

In June of 2010 the Company entered into an agreement with an investor agreeing to pay $62,500 in one year in return for the investment of $25,000.  The investor received a one year option to acquire 625,000 shares of the Company’s common stock for a payment of $0.10 per share.

In July of 2010 the Company authorized 52,500 shares valued at $2,100 to Striker One Resources as an offset to a payable owed to Striker.  As of the date of these financial statements, these shares have not been issued.  The Company issued 100,000 shares valued at $14,000 to Bill Addison for the acquisition of Innovative Weaponry, Inc.
In July of 2010 the Company entered into an agreement with an investor agreeing to pay $25,000 in one year in return for the investment of $10,000.

The following table summarizes by category, the foregoing issuances of shares, options and warrants subsequent to the balance sheet date:

Category	Shares	Options	Warrants
Cash	1,790,001
Debt issuance		8,483,334	500,000
Debt settlement	1,000,000
Interest payment	43,750
Services	11,774,994
Equity investments	3,725,000
Ownbey lease acquisitions	1,950,000
Compensation	27,158,969
Total	47,442,714	8,483,334	500,000

Income Taxes

See Note 6 to the Financial Statements.

Disclosure Regarding Forward-Looking Statements

This Form 10-K includes "forward-looking" statements within the meaning of Section 27A of the Securities Act and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-KSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-KSB, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Item 7. Financial Statements

The financial statement information for the Company is set forth immediately following the signature page of this Form 10-K. See the Index to Financial Statements on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including its Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

In connection with the completion of its audit of, and the issuance of its report on the financial statements of American Resources for the year ended September 30, 2005, Malone & Bailey, PC identified deficiencies in our internal controls related to the failure to record the value of common stock issued for services disclosure controls relating to such transactions during the interim periods of 2005.  The adjustments to these accounts and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-K.  We are in the process of improving our internal controls by training our new bookkeeper in an effort to remediate these deficiencies.  Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures.  Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Item 8B.    Other Information.

         None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Each of the officers and directors hold office for one year terms. None of the officers or directors have been involved in any material legal proceedings. The following are the officers and directors of the Company as of September 30, 2008:

Name	Age	Position	Director Since

B. Fred Oden, III	55	President and Director	2004
Michael H. McIlvain	63	Executive Vice President and Director	1999
Hugh Fowler	54	Secretary and Director	2004

Management.

B. Fred Oden III, age 55, Lewisville, Texas, has been President since August 1, 2006 and a director of the Company since November 15, 2004. He is also President and Chief Executive Officer of Sabine Operating Services, Inc., Westminster, Texas which is a Texas and Kansas licensed petroleum operator. Mr. Oden has more than twenty years experience in the oil and gas industry. A sociology and law enforcement graduate of Lamar State University, Beaumont, Texas, Mr. Oden is a Texas certified peace officer.

Michael H. McIlvain, age 63, Trophy Club, Texas is Executive Vice President and a director of the Company. Mr. McIlvain holds BS and MBA degrees from the University of Kansas. He has more than 20 years of experience in the oil and gas business, mainly with Clinton Oil Co., Wichita, Kansas, and Rickelson Oil and Gas Company, Tulsa, Oklahoma. Between 1994 and 1997, he was executive vice president of BeneFund, Inc., a publicly held telecommunications company based in Tulsa.

Hugh W. Fowler, age 54, Richardson, Texas has been a Vice-President and a director of the Company since November 15, 2004. He is a business administration graduate of Stephen F. Austin University, Nacogdoches, Texas and since 1977 has worked in the oil and gas industry, primarily in Southeastern, Kansas.

Item 10.    Executive Compensation

None

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following is certain information regarding the Company's common stock as of September 30, 2008 with respect to (a) security ownership of each person known by the Company to own beneficially more than 5% of the Company's common stock, and (b) security ownership of management.

Ownership at September 30, 2008

	Name and Address	Number of	Percent
Title of Class	of Beneficial Owner	Shares Owned	of Class	Notes

A. Greater than 5% Ownership

Common Stock	William Becker	1,120,500	7.18%
No Par Value

Common Stock	CDR Enviromental	825,000	5.28%
No Par Value	Services

Common Stock	Osage Hills Energy	1,092,025	7.02%
No Par Value

Common Stock	Blue River Trading	825,000	5.28%
No Par Value

Common Stock	Eric Oden	1,045,000	6.70%
No Par Value

B.    Security Ownership of Management

Common Stock	M. H. McIlvain	37,560	0.24%	See 1 below.
No Par Value	110 Seminole
	Trophy Club, TX 76262

Common Stock	B. Fred Oden	347,050	2.22%	See 2 below.
No Par Value

Common Stock	Hugh Fowler	106,281	0.68%	See 3 below.
No Par Value	505 Tiffany Trail
	Richardson, Texas

All directors and officers
as a group (3 persons)		490,891	3.15%

There are no family relationships between the officers and directors.

1.	Of Mr. McIlvain's shares 8,000 are held by Elizabeth L. McIlvain, his wife; 2,000 held by Elizabeth L. McIlvain as custodian for a minor child; and the remaining 26,560 shares are held directly.

2.	127,050 of Mr. Oden's shares are held as joint tenancy with his son, Eric Oden.

3.	43,120 shares are held as tenants in common with Mr. Fowler’s wife, Ruthye, and 63,161 shares are held by Mr. Fowler’s minor children.

4.	The directors include M. H. McIlvain, B. Fred Oden, and Hugh Fowler.

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

AMERICAN RESOURCE TECHNOLOGIES, INC.

Date: October 22, 2010	/s/ B. FRED ODEN, III
By: B. Fred Oden, III, President,
Chief Executive Officer

Date: October 22, 2010	/s/ M. H. MCILVAIN
By: M. H. McIlvain, Executive Vice President,
and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ B. FRED ODEN, III	President & Director	October 22, 2010
B. Fred Oden, III

/s/ M. H. MCILVAIN	Exec. Vice President & Director	October 22, 2010
M. H. McIlvain

/s/ HUGH FOWLER	Secretary & Director	October 22, 2010
Hugh Fowler

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
American Resource Technologies, Inc.

We have audited the accompanying balance sheets of American Resource Technologies, Inc. (the Company) as of September 30, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Resource Technologies, Inc. at September 30, 2008 and 2007, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements at September 30, 2008, the Company has negative working capital, and has incurred substantial operating losses resulting in an accumulated deficit of $4,995,492.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Managements’ plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas.
October 22, 2010

American Resource Technologies, Inc.
Balance Sheets
	September 30,	September 30,
	2008	2007
A S S E T S
Current assets
Cash	$1,762	$25,280

Total current assets	1,762	25,280

Property & equipment
Producing oil & gas property, net of accumulated depletion $24,458 and $10,993 respectively	251,096	243,311

Furniture & fixtures, net of accumulated depreciation of $7,750 and $4,750 respectively	17,250	20,250
Total	268,346	263,561

Other assets
Unproved oil & gas properties	42,000	-
Montgomery pipeline	-	34,789
Total	42,000	34,789

Total assets	$312,108	$323,630

L I A B I L I T I E S and S T O C K H O L D E R S’ E Q U I T Y

Current liabilities
Accounts payable	$52,955	$19,980
Advances from related parties	36,839	5,040
Total current liabilities	89,794	25,020

Long-term liabilities
Long-term notes payable	60,000	50,000
Total long-term liabilities	60,000	50,000

Stockholders' equity
Common stock, no par value
authorized 500,000,000 shares; 15,598,559
and 10,492,985, respectively, issued and outstanding	5,157,806	4,784,422

Accumulated deficit	(4,995,492)	(4,535,812)

Total stockholders' equity	162,314	248,610

Total liabilities and stockholders' equity	$312,108	$323,630

The accompanying notes are an integral part of the financial statements.

American Resource Technologies, Inc.
Statements of Operations

	For the Years Ended
	September 30
	2008	2007

Revenue:
Oil and gas	$46,838	$18,550
Total revenue	46,838	18,550

Cost of revenues:
Lease operating expenses	29,220	76,653
Depletion	13,464	7,680
Total cost of revenues	40,124	84,333

	6,714	(65,783)

Operating expenses:

Consulting fees	163,006	245,500
Depreciation	3,000	3,000
Impairment expense -- pipeline	34,789	-
Debt guarantee expense	94,400	-
Professional fees	93,611	35,470
Public relations	26,600	250
Travel	-	4,861
Rent	13,275	17,100
General and administrative	35,177	44,687
Total operating expenses	466,394	350,868

Loss from operations	(459,680)	(416,651)

Other income (expenses):
Gain on early extinguishment of debt	-	15,384

Net Income (Loss) before income taxes	(459,680)	(401,267)
Provision for income taxes	-	-

Net loss	$(459,680)	$(401,267)

Basic loss per share	$(0.04)	$(0.06)

Weighted average shares outstanding	12,947,861	6,786,281

The accompanying notes are an integral part of the financial statements.

American Resource Technologies, Inc.
Statements of Changes in Stockholders' Equity
For the Years Ended September 30, 2008 and 2007

				Total
	Common Stock		Accumulated	Stockholders'
	Shares	Amount	Deficit	Equity
Balances September 30, 2006	5,508,727	$4,389,071	$(4,134,545)	$254,526

Shares issued for:
Cash	663,456	91,600	-	91,600
Services	3,340,090	245,667	-	245,667
Payables	580,845	58,084	-	58,084
Debt Guarantee	400,000	-	-	-
Adjust for reverse split	(133)	-	-	-

Net loss	-	-	(401,267)	(401,267)

Balances September 30, 2007	10,492,985	4,784,422	(4,535,812)	248,610

Shares issued for:
Cash	1,222,500	95,000	-	95,000
Dividend	1,093,361	-	-	-
Services	902,893	120,734	-	120,734
Property acquisition	1,803,143	63,250	-	63,250
Debt Guarantee	80,000	94,400	--	94,400
Adjust for dividend round-ups	3,677	-	-	-

Net loss	-	-	(459,680)	(459,680)

Balances September 30, 2008	15,598,559	$5,157,806	$(4,995,492)	$162,314

The accompanying notes are an integral part of the financial statements.

American Resource Technologies, Inc.
Statements of Cash Flows
For the Years Ended September 30, 2008 and 2007

Cash Flows from Operating Activities:	2008	2007

Net Loss	$(459,680)	$(401,267)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3,000	3,000
Depletion	13,465	7,680
Impairment of pipeline	34,789	-
Stock issued for services	120,734	245,667
Stock issued for accounts payable	-	(58,084)
Debt guarantee expense	94,400	-
Gain on early extinguishment of debt	-	(15,384)
Changes in:
Accounts payable	32,975	117,596

Net Cash Used in Operating Activities	(160,317)	(100,792)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:

Proceeds from long term notes payable	10,000	25,000
Proceeds from stock sales	95,000	91,600
Advances from related parties	31,799	9,281

Net Cash Provided By Financing Activities	136,799	125,881

Net Increase (Decrease) in Cash	(23,518)	25,089

Beginning of year	25,280	191

End of year	$1,762	$25,280

Supplementary Disclosure:
Cash Paid for Interest	$6,000	$-

Non-cash investing and financing transactions:
Shares issued:
For property acquisitions	63,250	-
Proceeds from notes payable deposited
by related party	-	25,000
Retirement of shares	48	-

The accompanying notes are an integral part of the financial statements.

American Resource Technologies, Inc.
Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

American Resource Technologies, Inc. (the Company) was incorporated as Arts Antique Autos, Ltd. in November 1976 in Kansas. During the early 1980's the Company engaged in oil and gas operating, mining, and real estate operations. During the mid 1980's, economic conditions caused the Company to lose its asset and revenue base. Management decided to discontinue any further business operations and completed the liquidation of the few remaining assets during 1986. The Company did not operate a line of business until the year ended September 30, 2000. During the fiscal year ended September 30, 1998, new assets were contributed in an attempt to revive the Company. In October 1999, interests in oil and gas properties were contributed by third parties in exchange for newly issued stock. This resulted in a change in control of the Company. In July of 2002, the Company abandoned the oil assets by transferring the assets to one of the shareholders in exchange for the debt associated with the property. Since December of 2004, the Company has, through the use of farm-outs, received carried working interests in several wells and has been able to move non- producing properties into the producing category.  Management's plans include efforts to raise operating and development capital followed by further acquisition and development of oil and gas properties.

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

OIL AND GAS PROPERTIES

Method of Accounting for Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas producing activities, as set forth in the Statement of Financial Accounting Standards (SFAS) No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies.” Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed as incurred.

Unproved oil and gas properties that are individually significant are assessed annually for impairment of value, and a loss is recognized at the time of impairment (See “Impairment” below). Other unproved properties are amortized based on the Company’s experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated residual salvage values, are depreciated and depleted by the units-of-production method. For the year ended September 30, 2008, the Company recorded depletion expense totaling $13,464 and in the year ended September 30, 2007 totaled $7,680.  All of the Company's reserves are located within the United States.

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

On the sale of an entire interest in an unproved property a gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

LONG-LIVED ASSETS

Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated at the operating unit level (Well) by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations for the remaining amortization period. If impairment exists, the carrying amount of the long-lived asset is reduced to its estimated fair value, less any costs associated with any final settlement.  As of September 30, 2008, there was no impairment of the Company's long-lived assets.

IMPAIRMENT

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and proved oil and gas properties whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets to be disposed of are reported at the lower of carrying value or fair value less cost to sell. Fair values used for impairment identification are based on discounted cash flow amounts determined by the reserve reports.  There were no impairment charges for the year ended September 30, 2007. Unproved oil and gas properties are periodically assessed for impairment following the guidance provided in SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”.  The Company also reviewed the Montgomery County Pipeline regarding a possible impairment since it has not yet been put into operation.  Based on management’s estimates of the start-up costs to bring the pipeline into operation and the fact that an additional new pipeline has been constructed and is operational in the immediate area, the Company deemed that 100% impairment was required in the year ended September 30, 2008.

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

EARNINGS PER SHARE

Generally accepted accounting principles provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share excludes dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings of the entity on an "as if” converted basis. This is done by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potential dilutive securities. The Company granted 200,000 of options during 2007 and 281,250 during 2008.  These options are anti-dilutive due to the net loss in each year.

CONCENTRATIONS

The Company’s operations are concentrated in the oil and gas industry. As such, revenues, costs, etc. are subject to changes due to national and international inventory levels, variations in consumption, and other factors. The Company currently owns interests in only two properties and deals with a single operator on each property. Should anything happen to the operator of either property, it is believed that a substitute operator would be available.  The Company’s producing oil and gas wells are all located in Chautauqua and Montgomery counties, Kansas.

During the year ended September 30, 2008, the following customer accounted for greater than 10% of our oil and gas sales:

Plains Marketing LP                                                                                                100%

The Company has no other relationship with this customer. This concentration is a matter of convenience for us rather than necessity since this customer is an active buyer in the areas where our wells are located, and prices between potential customers vary little or not at all as prices are tied to the going market rate for the commodity. If the Company lost its largest customer, management believes the Company could quickly replace the lost customer with other buyers paying comparable prices. Consequently, management does not believe the loss of the Company’s major customer would have a material adverse effect on its business.

RECENT ACCOUNTING STANDARDS

During the year ended September 30, 2008 there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB).  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.  The Company will monitor these emerging issues to assess any potential future impact on its financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company’s cash and accounts payable and advances from related parties approximate fair value due to the short maturity of these instruments.  The carrying value of the long-term notes payable approximate their fair market value since they bear market rates of interest.

STOCK-BASED COMPENSATION

In December 2004 the FASB issued SFAS 123(R) which requires companies to recognize in the statement of operations all share-based payments, including grants of employee stock options and grants to non employees based on their fair values.  The Company has not granted any options to employees in the past two fiscal years, but has issued options to certain unrelated parties. (See Note 5)

GOING CONCERN

As shown in the accompanying financial statements, American Resources incurred net losses of $459,680 and $401,267 in years ended September 30, 2008 and 2007, respectively, has an accumulated deficit of $4,995,492 and has negative working capital. These conditions raise substantial doubt as to American Resource’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock and debt. The financial statements do not include any adjustments that might be necessary if American Resources is unable to continue as a going concern.

NOTE 2:  OIL AND GAS PROPERTIES

Disclosures of unaudited information regarding reserves are presented at Note 10.

Asset Retirement Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. Pursuant to this accounting standard, the Company did not recognize additional net liabilities at September 30, 2008, or at September 30, 2007, for asset retirement obligations related to the future costs of plugging and abandoning its oil and gas properties, the removal of equipment and facilities from lease acreage and returning such land to its original condition. The Company estimates the present value of the future cost to plug and abandon its oil and gas properties to be approximately $10,000 due to the shallow depth of the Company’s oil and gas wells.

No accretion expense is included in “Depreciation, depletion, and amortization” in the accompanying statement of operations for the years ended September 30, 2008 and 2007.

NOTE 3 - STOCK TRANSACTIONS

During the fiscal year ended September 30, 2008 we sold 1,222,500 shares and received $95,000 in proceeds from these sales.  The Company also issued 1,803,143 shares valued at $63,250 for interests in two properties in Kansas and issued 903,500 shares for services valued at $120,734.

At September 30, 2008, the Company reserved 481,250 shares of its authorized but un-issued common stock for possible future issuance in connection with the potential exercise of stock options.

On August 10, 2007 the Company entered into an agreement with Pinnacle Consulting Group, Inc. which called for Pinnacle to provide investor relations services to the Company.  The term of the agreement begins August 13, 2007 and concluded on February 12, 2008 and was not extended by mutual agreement.  The agreement called for the Company to issue 200,000 shares of its restricted common stock immediately to Pinnacle and pay them $2,000 per month along with additional issuances of 100,000 shares of restricted common stock to Pinnacle beginning in October of 2007 and culminating in February of 2008 with an ultimate total issuance of shares totaling 600,000 shares.  The agreement also called for the issuance of options to Pinnacle for the acquisition of 100,000 shares of the Company’s common stock at $0.10 per share expiring August 10, 2012, and 100,000 shares at $0.15 per share expiring August 10, 2012.

On August 28, 2007, Eric Oden, the son of Fred Oden, the Company’s president, agreed to provide consulting services to the Company in the area of field operations for the receipt of 750,000 shares of the Company’s restricted common stock.  The Company on the same date entered into an agreement with Osage Hills Energy Company to provide consulting services in the area of oil and gas reporting and administrative assistance for the issuance of 750,000 shares of the Company’s restricted common stock.

During the fiscal year the Company has provided restricted common shares to John Stafford in exchange for assistance in investor relations activities.

NOTE 4 – LONG TERM DEBT

As of September 30, 2008 the Company has been able to place $60,000 in long-term debt with a maturity of two years bearing interest at ten per cent per annum.  These notes are convertible into shares of the Company’s stock which collateralizes the notes.  The Company continues to seek these and other sources of financing.

NOTE 5 - STOCK OPTIONS

The following table lists the options outstanding at September 30, 2008.

	Date of			Number	Share Price
Grantee	Grant	Expiration Date	Price	of Shares	At Grant Date
Pinnacle Consulting Group, Inc.	8/10/2007	1/10/2012	$0.10	100,000	$0.10
Pinnacle Consulting Group, Inc.	8/10/2007	1/10/2012	$0.15	100,000	$0.10
William Becker	4/21/2008	5/1/2009	$0.08	156,250	$0.07
Gary Hartstein	4/21/2008	5/1/2009	$0.08	125,000	$0.07
Total options outstanding at 9/30/08				481,250

The following table is an analysis of options for the purchase of American Resources's common stock outstanding as of September 30, 2008 & 2007.

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning
of year	440,000	$0.125	50,000	$0.050
Granted	441,250	0.105	440,000	0.125
Expired/Cancelled	(400,000)	0.125	(50,000)	0.050
Exercised	-	-	-	-
Outstanding end of year	481,250	$0.113	440,000	$0.091
Exercisable	481,250	$0.113	440,000	$0.091

	Outstanding			Exercisable
			Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of	at Sept. 30,	Contractual	Exercise	at Sept. 30,	Exercise
Exercise Prices	2008	Life	Price	2008	Price

$0.10	100,000	4 years	$0.10	100,000	$0.10
$0.15	100,000	4 years	$0.15	100,000	$0.15
$0.07	281,250	8 months	$0.08	281,250	$0.08
Total	481,250	25 Months	$0.099	481,250	$0.099

The outstanding options were purchased by the holders as part of their purchase of restricted common shares on or about the issue date of the options.  All of the above listed options expired unexercised subsequent September 30, 2008.

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

A reconciliation of income tax (expense) benefit at the statutory federal rate of 34% to income tax (expense) benefit at the Company’s effective tax rate for the years ended September 30, 2008 and 2007 is as follows:

	2008	2007

Tax benefit computed at statutory rate	$156,300	$136,400
Less valuation allowance	(156,300)	(136,400)
Income tax benefit	$-	$-

The significant components of the Company’s deferred tax assets at September 30, 2008 are summarized as follows:

Deferred tax asset:	2008	2007

Start-up costs	$-	$-
Net operating loss carry forward	1,356,000	1,200,000
Less valuation allowance	(1,356,000)	(1,200,000)
Income tax benefit	$-	$-

At September 30, 2008, the Company had approximately $3,999,000 of estimated net operating losses available to offset future taxable income.  These carry forwards expire between the years 2018 and 2028.  There are no deferred tax liabilities.

NOTE 7 - RELATED PARTY TRANSACTIONS

Sabine Operating Services, Inc. (Sabine) a company controlled by the Company’s president is the operator of record for all of its oil and gas properties located in Kansas.  Consequently all lease operating expense and all charges relating to the properties are originated by Sabine.  During the fiscal year ending September 30, 2008 and 2007 the Company paid Sabine $26,660 and $76,653 respectively for lease operating expenses.  The Company is satisfied that Sabine’s charges are based on industry standards and are at most equivalent to those that would be charged by third-party unrelated operators.  The Company’s related parties are Sabine Operating Services, Inc., M. H. McIlvain, and Striker One Resources, Inc., owned by Hugh Fowler.  These parties’ transactions are shown on the balance sheet as “Advances from related parties.”  At September 30, 2008 the Company had a payable to Sabine of $31,799 and a payable to Striker One Resources, Inc. of $9,052.

On September 29, 2006 the Company entered into a farmout agreement with Sabine Operating Services, Inc., a company controlled by Fred Oden, the Company’s president.  This agreement allows Sabine to seek funds and investors to begin the development and exploitation of the Ownbey and Troyer leases located in Chautauqua County, Kansas.  The Company had sought investors for this project without success, but Sabine has provided the Company assurances that they will be able to provide investors and industry partners who can assist in the development of the leases.  The Company will receive a carried twenty-five per cent working interest in all except four wells to be drilled in which the Company will receive a twelve and one-half per cent carried working interest.  The Company believed that activity on the leases was extremely important and did not feel the necessity to receive any compensation for the farmout agreement other than the increased activity and development of the leases.

During the year ended September 30, 2007, the Company issued 580,845 shares of common stock as payment for payables to related parties as follows:

	Shares	Value

Sabine Operating Services, Inc.	476,854	$47,685
Striker One Resources, Inc.	83,119	8,312
M. H. McIlvain	20,872	2,087
	580,845	$58,084

NOTE 8 - LEASE OBLIGATION

The Company is obligated for $76,800 under an operating lease agreement for rent of its office space in Dallas, Texas.  The term of the lease is from February 1, 2009 through January 31, 2012.  The average monthly base lease payment over the remaining term of the lease is approximately $2,260.  The base lease payment for the current fiscal year is $23,200.  Following is a schedule of base lease payments by year:

Year	Amount

2009	$22,000
2010	$25,100
2011	$27,400
2012	$2,300
$76,800

Rent expense for fiscal years 2008 and 2007 was $20,425 and $13,275, respectively.

NOTE 9 – SUBSEQUENT EVENTS

In December of 2008 the Company sold 250,000 of its common shares for $10,000 to an investor and 6,250,000 shares were issued for consulting services valued at $218,750.

In January of 2009 the Company entered into a lease agreement with Carlton Field, II, LP to lease the current space in Dallas, Texas for a term of three years at a rate of $2,000 per month.  The lease calls for certain escalations due to utility costs and other small items.

In March of 2009 the Company issued 500,000 shares to Ameribras valued at $40,000 for an interest in that company.

In May of 2009 the Company entered into a note agreement which generated $25,000 cash to the Company with a repayment date of one year from the execution date requiring the repayment of $50,000 to the lender.  Included in the note agreement was the issuance of warrants for the purchase of 500,000 shares of the Company’s common stock at $0.10 per share, expiring on the fifth anniversary of the grant.  This note was satisfied in May of 2010 by the issuance of 500,000 shares of the Company’s common stock.

In June of 2009 the Company issued 500,000 shares to Pat Wilson valued at $11,000 for consulting services, and 250,000 shares valued at $5,500 to ThorGeoTrack for an interest in that company.  Also in June of 2009 the Company entered into an agreement with an investor agreeing to pay $40,000 in one year in return for the investment of $25,000.  This note was satisfied in June of 2010 by the issuance of 500,000 shares of the Company’s common stock.  The investor received a one year option to acquire 500,000 shares of the Company’s common stock for a payment of $0.10 per share.

In July of 2009 the Company issued 750,000 shares to Brasil Asset Management for an interest in that company, and an additional 750,000 shares to AmeriBras  increasing the Company’s interest in AmeriBras.  Each of these issuances were valued at $52,500.

In August of 2009 the Company issued 971,469 shares to Sabine Operating Services in payment of $68,003 in payables to Sabine.  The Company also issued 500,000 shares to AmeriBras valued at $40,000 increasing the Company’s interest in that company.  The Company issued 250,000 shares to Hilton Research, Inc. valued at $20,000 for consulting services.  The Company also issued 1,500,000 shares valued at $75,000 for acquisition of an interest in the Ownbey Nueces wells.

In September of 2009 the Company issued 16,667 shares to an investor for $1,000 cash.

In September of 2009 the Company wrote off the Noll lease as a dry hole.

In October of 2009 the Company issued 250,000 shares to Scott Duperow valued at $15,000 for consulting services.

In October of 2009 the Company entered into an agreement with an investor agreeing to pay $30,000 in one year in return for the investment of $10,000.  The investor received a one year option to acquire 500,000 shares of the Company’s common stock for a payment of $0.10 per share.

On October 7, 2009 the Company entered into a management and consulting agreement with SkyberCorp do Brasil to provide management and consulting services for a period of twenty four months.  Compensation to the Company is set at $450,000 per calendar quarter beginning January 1, 2009, payable on January 1, 2011, unless paid earlier.

On October 23, 2009 the Company entered into a management and consulting agreement with Brasil Asset Management Projectos Limitada to provide management and consulting services for a period of twenty four months.  Compensation to the Company is set at $300,000 per calendar quarter beginning January 1, 2009, payable on January 1, 2011, unless paid earlier.

In November of 2009 the Company issued 12,500 shares valued at $1,000 for payment of interest on long term debt.

In November of 2009 the Company entered into an agreement with an investor agreeing to pay $128,000 in one year in return for the investment of $47,500.  The investor received a one year option to acquire 1,000,000 shares of the Company’s common stock for a payment of $0.10 per share.

In December of 2009 the Company issued 200,000 shares valued at $14,000 to Princeton Research of Nevada for consulting services.

In December of 2009 the Company entered into an agreement with an investor agreeing to pay $34,000 in one year in return for the investment of $47,500.  The investor received a one year option to acquire 625,000 shares of the Company’s common stock for a payment of $0.10 per share.

In January of 2010 the Company issued 750,000 shares valued at $37,500 to Brasil Asset Management increasing the Company’s interest in that company.  The Company issued 500,000 shares to Robert Guzman for cash of $15,000.  The Company issued 500,000 shares to Pat Wilson valued at $17,500 for consulting services.  The Company issued 31,250 shares valued at $2,500 for payment of interest on long term debt.

In January of 2010 the Company entered into an agreement with an investor agreeing to pay $50,000 in one year in return for the investment of $20,000.  The investor received a one year option to acquire 500,000 shares of the Company’s common stock for a payment of $0.10 per share.

On January 1, 2010 the Company entered into a contract for revenue with Brazil Asset Management, Inc. calling for the Company to assist Brazil Asset Management, Inc. in obtaining Brazilian tax credits.  The contract calls for a payment to the Company of $1,000,000 on or before January 30, 2011.

In February of 2010 the Company issued 200,000 shares valued at $6,000 to Robert Guzman for consulting services and 66,667 shares to Mr. Guzman for $2,000 cash.  The Company issued 200,000 shares valued at $8,182.20 to Scott Duperow for consulting services.  The Company issued 750,000 shares valued at $30,000 to Hugh Fowler for administrative services; 750,000 shares valued at $30,000 to M. H. McIlvain for accounting services; 1,500,000 shares valued at $60,000 to B. Fred Oden, III for management services; and 1,000,000 shares valued at $40,000 to MJM Ventures LTD and CD Capital Group for consulting services.

In February of 2010 the Company entered into an agreement with an investor agreeing to pay $125,000 in one year in return for the investment of $52,000.  The investor received a one year option to acquire 1,583,334 shares of the Company’s common stock for a payment of $0.10 per share.

In March of 2010 the Company entered into an agreement with an investor agreeing to pay $40,000 in one year in return for the investment of $15,000.  The investor received a one year option to acquire 400,000 shares of the Company’s common stock for a payment of $0.10 per share.

In April of 2010 the Company issued 100,000 shares to an investor for $3,000 cash.  The Company issued 75,000 shares valued at $3,150 to Scott Duperow for consulting services.  The Company issued 450,000 shares valued at $22,250 for an additional interest in the Ownbey lease.

In May of 2010 the Company issued 596,667 shares to investors for $26,500 cash.  As noted above the Company issued 500,000 shares to satisfy $50,000 in long term debt.  The Company issued 10,000,000 shares valued at $400,000 to B. Fred Oden, III for management services; 7,500,000 shares valued at $300,000 to Pat Wilson for consulting services: 5,000,000 shares valued at $200,000 to Eric Oden for field services: 1,250,000 valued at $50,000 to M. H. McIlvain for accounting and management services; and 1,250,000 shares valued at $50,000 to Hugh Fowler for administrative services.

In May of 2010 the Company entered into an agreement with an investor agreeing to pay $25,000 in one year in return for the investment of $10,000.  The investor received a one year option to acquire 250,000 shares of the Company’s common stock for a payment of $0.10 per share.

In June of 2010 the Company issued 220,000 shares to investors for cash of $11,000.  The Company issued 187,500 shares valued at $4,000 as an offset to a payable to Sabine Operating Services.  The Company issued 500,000 shares to satisfy $40,000 in long term debt.  The Company issued 350,000 shares valued at $63,000 to Richard Severson for consulting services.

In June of 2010 the Company entered into an agreement with an investor agreeing to pay $62,500 in one year in return for the investment of $25,000.  The investor received a one year option to acquire 625,000 shares of the Company’s common stock for a payment of $0.10 per share.

In July of 2010 the Company authorized 52,500 shares valued at $2,100 to Striker One Resources as an offset to a payable owed to Striker. These shares have not been issued as of the date of these financial statements. The Company issued 100,000 shares valued at $14,000 to Bill Addison for the acquisition of Innovative Weaponry, Inc.

In July of 2010 the Company entered into an agreement with an investor agreeing to pay $25,000 in one year in return for the investment of $10,000.  The investor received a one year option to acquire 700,000 shares of the Company’s common stock for a payment of $0.10 per share.

In August of 2010 the Company entered into an agreement with an investor agreeing to pay $60,000 in one year in return for the investment of $20,000.  The investor received a one year option to acquire 600,000 shares of the Company’s common stock for a payment of $0.10 per share.  Also in August the Company entered into an agreement with an investor agreeing to pay $23,750 in one year in return for the investment of $11,660.  In August of 2010 the Company issued 40,000 shares in exchange for $2,160 from an investor.

On September 1, 2010 the Company issued 125,000 common shares to Thor Geo Trak for an additional interest in that company.

In September of 2010 the Company entered into an agreement with an investor agreeing to pay $120,000 in one year in return for the investment of $40,000.  The investor received a one year option to acquire 1,200,000 shares of the Company’s common stock for a payment of $0.10 per share.

The following table summarizes by category, the foregoing issuances of shares, options and warrants subsequent to the balance sheet date:

Category	Shares	Options	Warrants

Cash	1,790,001
Debt issuance		8,483,334	500,000
Debt settlement	1,000,000
Interest payment	43,750
Services	11,774,994
Equity investments	3,725,000
Ownbey lease acquisitions	1,950,000
Compensation	27,158,969
Total	47,442,714	8,483,334	500,000

NOTE 10:  DISCLOSURES REGARDING OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Oil and Gas Estimates and Producing Activity

The following table sets forth information as to the net proved and proved developed reserves as of September 30, 2008. “Proved reserves” are estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. “Proved developed reserves” are those reserves that are expected to be recovered through existing wells with existing equipment and operating methods. “Proved undeveloped reserves” are those reserves that are expected to be recovered from new wells on un-drilled acreage or from existing wells where a relatively major expenditure is required for re-completion.

The following table also shows present value of the reserves as of September 30, 2008, (based on an annual discount rate of 10 percent) of the estimated future net revenues from the production and sales of the reserves. The future prices received on sales of production from the properties may be higher or lower than the prices used in calculating the estimates of future net revenues, and the operating costs and other costs relating to such production may also increase or decrease from existing levels.  An independent petroleum engineer provided the study of reserves and cash flows for the Lindley and Ownbey leases.  The previous year included both the independent petroleum engineer’s report on the Lindley and management’s estimates for the Ownbey.

	2008	2007
Total Proved Reserves:

Oil, condensate and natural gas liquids (Bbls)	9,320	5,320

Natural gas (Mcf)	-	-

Total Proved Developed Reserves:

Oil, condensate and natural gas liquids (Bbls)	9,320	5,320

Natural gas (Mcf)	-	-

Future cash flows	$903,940	416,550
Future production costs	(362,480)	(140,600)
Future development costs	-	-
Future asset retirement costs	-	-
Future income tax expense	(65,381)	(33,320)
Future net cash flows	476,079	242,630
10% annual discount	57,379	64,250

Standardized measure of discounted future net
cash flows related to proved oil and gas reserves	$418,700	$178,380

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

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange Commission. Actual results may vary substantially. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein only represents estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the existence of development plans. Results of drilling, testing and production subsequent to the date of an estimate may justify a revision of such estimate. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately produced. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geological success, prices, future production levels, operating costs, development costs and income taxes that may not prove to be correct. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of these estimates depends on the accuracy of the assumptions upon which they are based.

Reserve estimates are presented in the Supplementary Information Regarding Oil and Gas Production Activities accompanying the financial statements included herein. Reserve estimates for 2008 and 2007, were prepared by an independent engineering firm.  Original reserve estimates used for depletion purposes and for the Ownbey/Troyer lease (which are not listed above due to the short time they have been in production) were made using internal estimates by the Company.

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

American Resource Technologies, Inc. uses the units-of-production method to depreciate and deplete the capitalized costs of our producing oil and gas properties. Changes in proved developed reserve quantities will cause corresponding changes in depletion expense in periods subsequent to the quantity revision.

The following supplemental oil and gas information is provided in accordance with Statement of Financial Accounting Standards No. 69 “ Disclosures about Oil and Gas Producing Activities  (SFAS 69). The Company has properties in the United States.

Capitalized Costs Relating to Oil and Gas Producing Activities at September 30, 2008 and 2007

	2008	2007

Unproved oil and gas properties	$42,000	$-

Proved oil and gas properties	275,554	254,304

Gas pipeline	-	34,789

	317,554	289,093

Less accumulated depreciation,
depletion, and amortization	24,458	10,993

Net capitalized cost	$293,096	$278,100

All of the Company’s reserves are located within the United States.  No estimates of reserves have been reported to or filed with any other Federal authority or agency during the year presented.

Costs Incurred in Oil and Gas Producing Activities for the Year Ended September 30, 2008 and 2007

Costs incurred in oil and gas producing activities

	2008	2007	2006	2005
Property acquisition costs:
Proved	$21,250	$95,000	$159,304	$-
Unproved	$42,000	$-	$-	$254,304
Exploration costs
Development costs

Results of Operations for Oil and Gas Producing Activities For the Year Ended September 30, 2008 and 2007

	2008	2007

Oil and gas sales	$46,838	$18,550
Production costs	(29,220)	(76,652)
Depreciation, depletion and amortization	(13,464)	(7,681)

Results of operations for oil and gas producing activities	$6,162	$(63,776)
(excluding corporate overhead and financing costs)

Reserve Information

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flows are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties.  Accordingly, these estimates are expected to change as future information becomes available.  All of the Company’s reserves are located in the United States.

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
	2008		2007
	Oil (bbls)	Gas (Mcf)	Oil (bbls)	Gas (Mcf)
Proved Developed and Undeveloped Reserves
Beginning of year	5,320	-	6,420	-
Revisions of previous estimates	4,055	-	(917)	-
Purchases of minerals in place	440	-	-	-
Production	(495)	-	183	-
End of year	9,320	-	5,320	-
Proved developed reserves
Beginning of year	5,320	-	6,420	-
End of year	9,320	-	5,320	-

Standardized Measure of Discounted Future Net Cash Flows at September 30, 2008 and 2007.

Standardized Measure

	2008	2007

Future cash inflows	$903,940	$814,404
Future production costs	(362,480)	(213,800)
Future development costs	-	-
Future asset retirement obligations	-	-
Future income tax expenses	(65,381)	(61,169)
	476,079	539,435

Future net cash flows
10% annual discount for estimated timing of cash flows	(57,379)	(219,233)
Standardized measures of discounted future net cash flows relating to proved oil and gas reserves	$418,700	$320,202

The following reconciles the change in the standardized measure of discounted future net cash flows for the years ended September 30, 2008 and 2007.

	2008	2007

Beginning balance, October 1, 2007 and 2006	$139,799	$158,243
Sales of oil and gas produced, net of production costs	17,618	(58,102)
Net change from purchases and sales of minerals in place	21,250	-
Accretion of discount	169,391	39,658
Net change in income taxes	4,212	-
Ending balance, September 30, 2008 and 2007	$352,270	$139,799