Form 10-Q
period 2008-12-31
American Resource Technologies, Inc.
filed 2010-10-29
CIK 752391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes   [   ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) [   ] Yes   [X] No

There were 63,041,273 shares of common stock, No Par Value, outstanding as of September 30, 2010.

PART 1.    FINANCIAL INFORMATION

Item 1.   Financial Statements

American Resource Technologies, Inc.
Balance Sheets
	(Unaudited)
	December 31	September 30
	2008	2008
A S S E T S

Current assets:
Cash	$644	$1,762
Total current assets	644	1,762

Property & equipment
Producing oil & gas properties, net of accumulated
depletion of $31,385 and $24,458 respectively	244,169	251,096
Furniture & fixtures, net of accumulated depreciation
of $8,500 and $7,750 respectively	16,500	17,250
	260,669	268,346
Other assets
Unproved oil & gas properties	42,000	42,000
Total	42,000	42,000

Total assets	$303,313	$312,108

L I A B I L I T I E S and S T O C K H O L D E R S' E Q U I T Y

Current liabilities
Accounts payable	$58,031	$52,955
Advances from related party	36,121	36,839
Total current liabilities	94,152	89,794

Long-term liabilities
Long-term notes payable	60,000	60,000
Total long-term liabilities	60,000	60,000

Stockholders' equity
Common stock, no par value authorized 500,000,000 shares; 22,098,559 and 15,598,559 issued and outstanding, respectively
Additional paid-in capital	5,417,806	5,157,806
Accumulated deficit	(5,268,645)	(4,995,492)

Total stockholders' equity	149,161	162,314

Total liabilities and stockholders' equity	$303,313	$312,108

The accompanying notes are an integral part of the financial statements

American Resource Technologies, Inc.
Statements of Operations
For Three Months Ended December 31, 2008 and 2007
(Unaudited)

	2008	2007

Revenue
Oil and gas	$10,146	$17,089

Cost of Revenues
Lease operating expenses	10,204	8,102
Depletion	6,927	5,457
Total Cost of Revenues	17,131	13,559

Interest Expense	1,500
Stock based compensation	180,000
Shares issued for consulting	70,000
General & administrative expenses	14,668	127,791

Total Operating Expenses	266,168	127,791

Net loss	$(273,153)	$(124,261)

Loss per Share	$(0.02)	$(0.01)

Weighted Average Shares Outstanding	17,606,711	11,339,772

The accompanying notes are an integral part of the financial statements

American Resource Technologies, Inc.
Statement of Changes in Stockholders' Equity
For the Three Months Ended December 31, 2008
(Unaudited)

	Common Stock	Additional		Total
	Shares	Paid in	Accumulated	Stockholders'
	No par value	Capital	Deficit	Equity
Balances September 30, 2008	15,598,559	$5,157,806	$(4,995,492)	$162,314

Shares issued for:
Cash	250,000	10,000		10,000
Services	1,750,000	70,000		70,000
Compensation	4,500,000	180,000		180,000
				-

Net loss			(273,153)	(273,153)

Balances December 31, 2008	22,098,559	$5,417,806	$(5,268,645)	$149,161

The accompanying notes are an integral part of the financial statements

American Resource Technologies, Inc.
Statements of Cash Flows
For the Three Months December 31, 2008 & 2007
(Unaudited)

	(Unaudited)
Cash Flows from Operating Activities:	2008	2007

Net Loss	$(273,153)	$(124,261)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	6,927	5,457
Depreciation	750	750
Stock Issued for Services	70,000	79,770
Stock Issued for Compensation	180,000
Change in assets and liabilities:
Increase(Decrease) in:
Accounts Payable	5,076	236

Net Cash Used in Operating Activities	(10,400)	(38,048)

Cash Flows from Investing Activities

Advances from related parties	(718)	(4,458)

Net Cash Used in Investing Activities	(718)	(4,458)

Cash Flows from Financing Activities:

Long-term debt	-	10,000
Proceeds of stock sales	10,000	25,000

Net Cash Provided by Financing Activities	10,000	35,000

Net Increase (Decrease) in Cash	(1,118)	(7,506)

Cash -Beginning of period	1,762	25,280

Cash -End of period	$644	$17,774

Supplementary Disclosure:
Cash Paid for Interest	$1,500	$1,500

The accompanying notes are an integral part of the financial statements

American Resource Technologies, Inc.
Notes to Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of American Resource Technologies, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q for the three month periods ended December 31, 2008 and 2007 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

New Accounting Standards

During the year ended September 30, 2008 there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB).  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.  The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

NOTE 2 – COMMON STOCK

During the three months ending December 31, 2008, American Resources issued 250,000 shares of common stock for cash of $10,000.  An additional 1,750,000 shares were issued for services of $70,000 and 4,500,000 shares valued at $180,000 were issued to officers of the Company.

NOTE 3 – SUBSEQUENT EVENTS

In January of 2009 the Company entered into a lease agreement with Carlton Field, II, LP to lease the current space in Dallas, Texas for a term of three years at a rate of $2,000 per month.  The lease calls for certain escalations due to utility costs and other small items.

In March of 2009 the Company authorized 500,000 shares to be issued Ameribras valued at $40,000 for an interest in that company.  The shares were issued in August of 2009.

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

In July of 2009 the Company issued 750,000 shares to Brasil Asset Management for an interest in that company, and an additional 750,000 shares to AmeriBras (Formerly Skypercorp do Brasil)  increasing the Company’s interest in AmeriBras.  Each of these issuances were valued at $52,500.

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

In November of 2009 the Company authorized 12,500 shares valued at $1,000 for payment of interest on long term debt. The shares were issued in April of 2010.

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

In July of 2010 the Company authorized 52,500 shares valued at $2,100 to Striker One Resources as an offset to a payable owed to Striker.  As of the date of these financials, these shares have not been issued. The Company issued 100,000 shares valued at $14,000 to Bill Addison for the acquisition of Innovative Weaponry, Inc.

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

In October of 2010 the Company entered into an agreement with an investor agreeing to pay $120,000 in one year in return for the investment of $40,000.  The investor received a one year option to acquire 1,200,000 shares of the Company’s common stock for a payment of $0.10 per share.

The following table illustrates the foregoing common stock transactions since the date of these financial statements:

Category	Shares	Options	Warrants
Cash	1,540,001
Debt Issuance		8,483,334	500,000
Debt Settlement	1,000,000
Interest Payment	43,750
Services	11,774,994
Investments	3,725,000
Ownbey Lease Acquisitions	1,950,000
Compensation	20,908,969
Total	40,942,714	8,483,334	500,000

NOTE 4 - STOCK OPTIONS

The following table lists the options outstanding at December 31, 2008:

Gantee	Date of Grant	Exp. Date	Price	# Shares
Pinnacle Consulting Group, Inc.	8/10/2007	1/10/2012	$0.10	100,000
Pinnacle Consulting Group, Inc.	8/10/2007	1/10/2012	$0.15	100,000
Gary Hartstein	4/21/2008	5/1/2009	$0.080	125,000
William Becker	4/21/2008	5/1/2009	$0.080	156,250
Total options outstanding at 12/31/08				481,250

The outstanding options were purchased by the holders as part of their purchase of restricted common shares on or about the issue date of the options.  All of the above options expired unexercised subsequent to December 31, 2008.

In December 2004 FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires companies to recognize in the statement of operations all share-based payments to employees or other parties, including grants of employee stock options based on their fair values.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources:

During the current quarter, our capital resources were extremely limited.  Our prospects will depend entirely on our ability to secure future financing.

The assets as of December 31, 2008 totaled $303,313, consisting primarily of the producing leases and unproved oil and gas properties previously acquired

Revenues and Expenses:

During the current quarter, we recognized oil and gas revenue of $10,146 along with lease operating expenses and depletion totaling $17,121.

During the quarter a year ago, we reported revenues of $17,089 and cost of revenues of $13,559.

Gross income on oil & gas operations amounted to $3,530 for the three months ended December 31, 2007 and a gross loss of $6,975 for the three months ended December 31, 2008. Total operating expense amounted to $263,932 for the three months ended December 31, 2008, an increase of $136,141 from the same period in the prior year resulting primarily from increased consulting fees and stock based compensation incurred during the quarter.

Liquidity:

Net cash used in operations for the three months ended December 31, 2008 amounted to $8,164 as compared to $38,048 for the comparable period of the prior year. The decrease resulted primarily from non-cash payments for operating expenses.

Cash provided from financing activities for the three month period ended December 31, 2008 amounts to $10,000 and consisted of cash proceeds from common stock issuance.

Subsequent Events:

In January of 2009 the Company entered into a lease agreement with Carlton Field, II, LP to lease the current space in Dallas, Texas for a term of three years at a rate of $2,000 per month.  The lease calls for certain escalations due to utility costs and other small items.

In March of 2009 the Company authorized 500,000 shares to be issued Ameribras valued at $40,000 for an interest in that company.  The shares were issued in August of 2009.

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

In July of 2009 the Company issued 750,000 shares to Brasil Asset Management for an interest in that company, and an additional 750,000 shares to AmeriBras (Formerly Skypercorp do Brasil)  increasing the Company’s interest in AmeriBras.  Each of these issuances were valued at $52,500.

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

In November of 2009 the Company authorized 12,500 shares valued at $1,000 for payment of interest on long term debt. The shares were issued in April of 2010.

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

In July of 2010 the Company authorized 52,500 shares valued at $2,100 to Striker One Resources as an offset to a payable owed to Striker.  As of the date of these financials, these shares have not been issued. The Company issued 100,000 shares valued at $14,000 to Bill Addison for the acquisition of Innovative Weaponry, Inc.

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

Disclosure Regarding Forward-Looking Statements:

Where this Form 10-Q includes "forward-looking" statements within the meaning of Section 27A of the Securities Act, we desire to take advantage of the "safe harbor" provisions thereof. Therefore, we are including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-Q, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

There were no changes in securities during the current quarter.

ITEM 3.  CONTROLS AND PROCEDURES.

a)
Evaluation of Disclosure Controls and Procedures. As of December 31, 2008, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b)
Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 6.  Exhibits and Reports on Form 8-K

None

Exhibits

Exhibit 31-1 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32.1  Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESOURCE TECHNOLOGIES, INC.

Date: October 29, 2010	/s/ B. FRED ODEN, III
By: B. Fred Oden, III, President

Date: October 29, 2010	/s/ M. H. MCILVAIN
By: M. H. McIlvain,
Executive Vice President
and Chief Financial Officer