Form 10-Q
period 2009-03-31
American Resource Technologies, Inc.
filed 2010-11-09
CIK 752391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)  Yes [   ]   No [X]

There were 63,041,273 shares of common stock, No Par Value,
outstanding as of September 30, 2010.

American Resource Technologies, Inc.
Balance Sheets

	(Unaudited)
	March 31	September 30
	2008	2008
A S S E T S

Current assets:
Cash	$35	$1,762
Total current assets	35	1,762

Property & equipment
Producing oil & gas properties, net of accumulated
depletion of $33,370 and $24,458 respectively	242,184	251,096
Furniture & fixtures, net of accumulated depreciation
of $9,250 and $7,750 respectively	15,750	17,250
	257,934	268,346
Other assets
Unproved oil & gas properties (Note 4)	-	42,000
Consulting receivables, related
parties, net of $750,000 reserve
for uncollectibility (Note 5)	-	-
Investment in Ameribras	40,000
Total	-	42,000

Total assets	$297,969	$312,108

L I A B I L I T I E S and S T O C K H O L D E R S' E Q U I T Y

Current liabilities
Accounts payable	$64,044	$52,955
Advances from related party	41,803	36,839
Total current liabilities	105,847	89,794

Long-term liabilities
Long-term notes payable	60,000	60,000
Total long-term liabilities	60,000	60,000

Stockholders' equity
Common stock, no par value, authorized 500,000,000 shares; 22,598,559 and 15,598,559 issued and outstanding, respectively	-	-
Additional paid-in capital	5,457,806	5,157,806
Accumulated deficit	(5,325,684)	(4,995,492)

Total stockholders' equity	132,122	162,314

Total liabilities and stockholders' equity	$297,969	$312,108

The accompanying notes are an integral part of the financial statements.

American Resource Technologies, Inc.
Statements of Operations
For Three and Six Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008

Revenue
Oil and gas	$1,224	$4,116	$11,370	$21,205

Cost of Revenues
Lease operating expenses	2,907	3,136	13,111	11,237
Depletion	$1,996	$3,243	$8,912	$8,700
Total cost of revenues	4,903	6,379	22,023	19,937

Interest expense	1,250	-	2,750	-
Stock based compensation	-		180,000	-
Shares issued for consulting	-		70,000	-
Asset impairment (Note 4)	42,000		42,000
General & administrative Expense	$10,110	$102,182	$24,789	$229,974

Total operating expenses	53,360	108,561	319,539	249,911

Non-operating revenue, related party (Note 5)	750,000	-	750,000	-
Reserve for potentially uncollectible revenue	(750,000)	-	(750,000)	-

Net Loss	$(57,039)	$(104,445)	$(330,192)	$(228,706)

Loss per share	$-	$(0.01)	$(0.02)	$(0.02)

Weighted Average Shares Outstanding	$22,120,435	$12,397,738	$19,852,509	$11,898,755

The accompanying notes are an integral part of the financial statements.

American Resource Technologies, Inc.
 Statement of Changes in Stockholders' Equity
For the Six Months Ended March 31, 2009
(Unaudited)

	Common Stock	Additional		Total
	Shares	Paid in	Accumulated	Stockholders'
	No par value	Capital	Deficit	Equity
Balances September 30, 2008	15,598,559	$5,157,806	$(4,995,492)	$162,314

Shares issued for:
Cash	250,000	10,000		10,000
Services	1,750,000	70,000		70,000
Compensation	4,500,000	180,000		180,000
				-

Net loss			(273,153)	(273,153)
December 31, 2008	22,098,559	5,417,806	(5,268,645)	$149,161
Shares issued for investment	500,000	40,000		40,000
Net Loss			(57,039)	(57,039)
Balances March 31, 2009	22,598,559	$5,457,806	$(5,325,684)	$132,122

The accompanying notes are an integral part of the financial statements.

American Resource Technologies, Inc.
Statements of Cash Flows
For the Six Months Ended March 31, 2009 & 2008
(Unaudited)

Cash Flows from Operating Activities:	2009	2008

Net Loss	$(330,192)	$(228,706)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	8,912	8,700
Depreciation	1,500	1500
Stock Issued for Services	70,000	105,770
Stock Issued for Compensation	180,000	-
Asset impairment	42,000	-
Change in assets and liabilities:
Increase(Decrease) in:
Accounts Payable	11,089	38,344

Net Cash Used in Operating Activities	(16,691)	(74,392)

Cash Flows from Investing Activities

Advances from related parties	4,964	16,003

Net Cash Provided by Investing Activities	4,964	16,003

Cash Flows from Financing Activities:

Long-term debt	-	10,000
Proceeds of stock sales	10,000	25,000

Net Cash Provided by Financing Activities	10,000	35,000

Net Decrease in Cash	(1,727)	(23,389)

Cash -Beginning of period	1,762	25,280

Cash -End of period	$35	$1,891

Supplementary Disclosure:
Cash Paid for Interest	$2,750	$1,500
Supplementary Non-cash investing activities:
Stock issued for Investment in Ameribras	$40,000	-

The accompanying notes are an integral part of the financial statements.

American Resource Technologies, Inc.
Notes to Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of American Resource Technologies, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q for the three and six month periods ended March 31, 2009 and 2008 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended September 30, 2008 included in American Resource Technologies’ Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

NOTE 2 – ACCOUNTING POLICIES

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

NOTE 3 – COMMON STOCK

During the three months ended March 31, 2009 the Company authorized the issuance of 500,000 shares as payment for a 12.5% interest in Ameribras Energy. The shares were not issued until August of 2009.

During the three months ended December 31, 2008, the Company issued 250,000 shares of common stock for cash of $10,000.  An additional 1,750,000 shares were issued for services of $70,000, and 4,500,000 shares were issued as compensation of $180,000.

NOTE 4 – ASSET IMPAIRMENT

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

During the quarter ended March 31, 2009, the Company determined that the Noll lease shown on the balance sheet as “Unproved oil and gas properties” was a non-producing asset and was 100% impaired.

NOTE 5 – INVESTMENT AND CONSULTING AGREEMENTS

On October 7, 2009, the Company entered into consulting agreements with SkyberCorp do Brasil  Telematica LTDA, dba Ameribras Energy and Brazil Asset Management Projectos Limitada to provide management and consulting services effective January 1, 2009.  Payments of $450,000 and $300,000 per quarter are due in a balloon payment on or before January 1, 2011 or in quarterly installments when adequate funding is available.  The revenue has been accrued as non operating income in the quarter ended March 31, 2009; however, a 100 % reserve has been established due to the potential uncollectibilty of this revenue.

In March of 2009, the Company authorized the issuance of 500,000 shares of common stock valued at $40,000 to purchase a 12.5% interest in Ameribras Energy.  The ownership has been recognized in these financial statements due to the effective date of the consulting contract and the subsequent issuance of the common stock.  The common stock utilized for purchase of the 12.5% interest in Ameribras Energy was not issued until August of 2009 as the Company and Ameribras Energy were negotiating the final details of the consulting contract and did not have a final agreement until August.

NOTE 6 – SUBSEQUENT EVENTS

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

In December of 2009 the Company entered into an agreement with an investor agreeing to pay $134,000 in one year in return for the investment of $47,500.  The investor received a one year option to acquire 625,000 shares of the Company’s common stock for a payment of $0.10 per share.

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

The following table illustrates the foregoing common stock transactions since the date of these financial statements:

Category	Shares	Options	Warrants
Cash	1,540,001
Debt Issuance		8,483,334	500,000
Debt Settlement	1,000,000
Interest Payment	43,750
Services	11,774,994
Investments	3,225,000
Ownbey Lease Acquisitions	1,950,000
Compensation	20,908,969
Total	40,442,714	8,483,334	500,000

NOTE 5 - STOCK OPTIONS

The following table lists the options outstanding at March 31, 2008.

Grantee	Date of Grant	Exp. Date	Price	# Shares
Pinnacle Consulting Group, Inc.	8/10/2007	1/10/2012	$0.10	100,000
Pinnacle Consulting Group, Inc.	8/10/2007	1/10/2012	$0.15	100,000
Gary Hartstein	4/21/2008	5/1/2009	$0.125	125,000
William Becker	4/21/2008	5/1/2009	$0.125	156,250

Total options outstanding at 3/31/09				481,250

The outstanding options were purchased by the holders as part of their purchase of restricted common shares on or about the issue date of the options.  All of the above options expired unexercised subsequent to March 31, 2009.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

During the current quarter the Company continued operation of the Lindley and Ownbey leases and visited with several possible sources of capital to implement the gas re-injection program on the Ownbey lease.  The Noll lease (Unproved oil & gas properties) was allowed to expire and was transferred to Red Clay Energy.  There was no cost to plug and abandon the well and since no consideration was received, the lease was written off as impaired.

Capital Resources:

During the current quarter, our capital resources were extremely limited.  Our prospects will depend entirely on the Company’s ability to secure future financing and develop additional producing oil & gas properties.

Assets as of March 31, 2009 amounted to $297,969, consisting primarily of the producing oil & gas leases.

Results of Operations:

During the three months ended March 31, 2009, oil & gas production revenues amounted to $1,224, compared to $4,116 in the same quarter of the prior year. Lease operating expenses and depletion for the three months ended March 31, 2009 amounted to $4,903 resulting in a loss on oil & gas operations of $3,679 for the quarter and a loss of $2,263 for the six months ended March 31, 2009.

General & administrative expenses amounted to $53,360 for the three months ended March 31, 2009, a decrease of $48,822 from the comparable period in the prior year. Our net loss for the three months ended March 31, 2009 amounted to $57,039, a decrease of $47,406 over the comparable quarter of the prior year and resulting in a loss from operations of $330,192 for the six month period ended March 31, 2009.  The increase in general and administrative expense resulted from increased consulting fees and compensation expense. Our net loss from operations for the six-month period ended March 31, 2008 amounted to $228,706

Liquidity

American Resource Technologies used cash in its operating activities in the amount of $16,691, a decrease of $57,701 over the comparable period of the prior year.  The decrease primarily resulted from the Company paying consulting fees and compensation expense with common stock.

Subsequent Events:

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

In July of 2009 the Company issued 750,000 shares to Brasil Asset Management for an interest in that company, and an additional 750,000 shares to AmeriBras (Formerly Skypercorp do Brasil)  increasing the Company’s interest in AmeriBras.  Each of these issuances was valued at $52,500.

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

In November of 2009 the Company issued 12,500 shares valued at $1,000 for payment of interest on long term debt.(Issued 4/26/2010)

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

In December of 2009 the Company entered into an agreement with an investor agreeing to pay $134,000 in one year in return for the investment of $47,500.  The investor received a one year option to acquire 625,000 shares of the Company’s common stock for a payment of $0.10 per share.

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

In July of 2010 the Company issued 52,500 shares valued at $2,100 to Striker One Resources as an offset to a payable owed to Striker.  The Company issued 100,000 shares valued at $14,000 to Bill Addison for the acquisition of Innovative Weaponry, Inc.  The Company also issued 75,000 shares of Series A convertible preferred stock for cash of $75,000.  The preferred shares are convertible at a sliding rate over three years with the shares converting at the end of three years at 8 shares of common stock for each share of preferred.  If a Series A Preferred Share is converted after the first anniversary date of the subscription, and prior to the second anniversary date of the subscription agreement, it is converted into 2 shares of common stock.  If a Series A Preferred Share is converted, after the second anniversary date of the subscription, and prior to the third anniversary date of the subscription agreement it is converted into 4 shares of common stock.  If the Series A Preferred Share has not been converted, prior to the third anniversary date it is automatically converted into 8 shares of common stock.

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

The following table illustrates the foregoing common stock transactions since the date of these financial statements:

Category	Shares	Options	Warrants
Cash	1,540,001
Debt Issuance		8,483,334	500,000
Debt Settlement	1,000,000
Interest Payment	43,750
Services	11,774,994
Investments	3,225,000
Ownbey Lease Acquisitions	1,950,000
Compensation	20,908,969
Total	40,442,714	8,483,334	500,000

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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

None

ITEM 3.  CONTROLS AND PROCEDURES.

a)                Evaluation of Disclosure Controls and Procedures. As of March 31, 2009, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.  Our auditors proposed material adjustments related to the issuance of stock for services, among others, which have been recorded by the Company.  The Company is working to improve its accounting expertise to eliminate such adjustments in the future.

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

AMERICAN RESOURCE TECHNOLOGIES, INC.

Date: November 8, 2010	/s/ B. FRED ODEN, III
By: B. Fred Oden, III, President

Date: November 8, 2010	/s/ Pat Wilson
By: Pat Wilson, Executive Vice-President & Chief Accounting Officer