Form 10-Q
period 2009-06-30
American Resource Technologies, Inc.
filed 2010-11-22
CIK 752391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission file number: 0-12809

AMERICAN RESOURCE TECHNOLOGIES, INC.
(Formerly Golden Chief Resources, Inc.)
(Name of small business issuer in its charter)

State of Kansas	48-0846635
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification #)

2351 W. Northwest Highway, Suite 1203, Dallas, Texas 75220
(Address of principal executive offices)  (Zip code)

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

There were 63,541,273 shares of common stock, No Par Value, outstanding as of September 30, 2010.

American Resource Technologies, Inc.
Balance Sheets

	(Unaudited)
	June 30	September 30
	2009	2008
A S S E T S

Current assets:
Cash	$191	$1,762
Total current assets	191	1,762
Property & equipment
Producing oil & gas properties, net of accumulated
depletion of $34,681 and $24,458 respectively	246,612	251,096
Furniture & fixtures, net of accumulated depreciation
of $10,000 and $7,750 respectively	15,000	17,250
	261,612	268,346
Other assets
Unproved oil & gas properties (Note 4)	-	42,000
Consulting receivables, related
parties, net of $1,500,000 reserve for collectibility (Note 5)	-	-
Accounts Receivable
Related Party, net of $46,500 reserve for collectibility(Note 6)	-	-
Investment in ThorGeoTrack	5,500	-
Investment in Ameribras	40,000
Total	45,500	42,000
Total assets	$307,303	$312,108

L I A B I L I T I E S and S T O C K H O L D E R S' E Q U I T Y

Current liabilities
Accounts payable	$67,930	$52,955
Advances from related party	42,243	36,839
Notes payable-current net of debt
discount of $37,000 (Note 6)	53,000	-
Total current liabilities	163,173	89,794

Long-term liabilities
Long-term notes payable	60,000	60,000
Total long-term liabilities	60,000	60,000

Stockholders' equity
Common stock, no par value, authorized 500,000,000 shares; 23,348,559 and 15,598,559 issued and outstanding, respectively	-	-
Additional paid-in capital	5,474,306	5,157,806
Accumulated deficit	(5,390,176)	(4,995,492)

Total stockholders' equity	84,130	162,314

Total liabilities and stockholders' equity	$307,303	$312,108

The accompanying notes are an integral part of the financial statements.

American Resource Technologies, Inc.
Statements of Operations
For Three and Nine Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008

Revenue
Oil and gas	$1,219	$8,366	$12,590	$29,571

Cost of Revenues
Lease operating expenses	1,659	6,744	14,770	17,981
Depletion	1,311	1,411	10,223	10,111
Total cost of revenues	2,970	8,155	24,993	28,092

Interest expense	1,500	-	4,250	-
Amortization of note discount (Note 6)	3,000	-	3,000	-
Stock based compensation	-	-	180,000	-
Shares issued for consulting	11,000	-	81,000	-
Asset impairment (Note 4)	-	-	42,000	-
Bad Debt Expense (Note 6)	46,500	-	46,500	-
General & administrative Expense	741	62,871	25,531	292,847

Total operating expenses	62,741	62,871	382,281	292,847

Non-operating revenue, related party (Note 5)	750,000	-	1,500,000	-
Reserve for potentially uncollectible revenue	(750,000)	-	(1,500,000)	-

Net Loss	$(64,492)	$(62,660)	$(394,684)	$(291,368)

Loss per share	$0.00	$0.00	$(0.02)	$(0.02)

Weighted Average Shares Outstanding	22,802,887	12,996,022	20,791,586	12,264,510

The accompanying notes are an integral part of the financial statements.

American Resource Technologies, Inc.
 Statement of Changes in Stockholders' Equity
For the Nine Months Ended June 30, 2009
(Unaudited)

	Common Stock	Additional		Total
	Shares	Paid in	Accumulated	Stockholders'
	No par value	Capital	Deficit	Equity

Balances September 30, 2008	15,598,559	$5,157,806	$(4,995,492)	$162,314

Shares issued for:
Cash	250,000	10,000		10,000
Services	1,750,000	70,000		70,000
Compensation	4,500,000	180,000		180,000
				-

Net loss			(273,153)	(273,153)
December 31, 2008	22,098,559	5,417,806	(5,268,645)	149,161
Shares issued for investment	500,000	40,000		40,000
Net Loss			(57,039)	(57,039)
Balances March 31, 2009	22,598,559	$5,457,806	$(5,325,684)	$132,122
Shares issued for investment	250,000	5,500		5,500
Shares issued for services	500,000	11,000		11,000
Net Loss			$(64,492)	$(64,492)
Balances June 30, 2009	23,348,559	$5,474,306	$(5,390,176)	$84,130

The accompanying notes are an integral part of the financial statements.

American Resource Technologies, Inc.
Statements of Cash Flows
For the Nine Months Ended June 30, 2009 & 2008
(Unaudited)

Cash Flows from Operating Activities:	2009	2008

Net Loss	$(394,684)	$(291,368)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	10,223	10,111
Depreciation	2,250	2,250
Bad debt expense	46,500	-
Stock Issued for Services	81,000	105,770
Stock Issued for Compensation	180,000	-
Impairment of unproved oil & gas properties	42,000	-
Amortized discount on notes payable (Note 6)	3,000
Change in assets and liabilities:
Increase(Decrease) in:
Accounts Payable	14,975	34,747
Accounts Receivable, Related Party	(46,500)

Net Cash Used in Operating Activities	(61,236)	(138,490)

Cash Flows from Investing Activities
Increase in fixed assets	(5,739)	-
Advances from related parties	5,404	37,085

Net Cash (Used in) Provided by Investing Activities	(335)	37,085

Cash Flows from Financing Activities:
Notes payable - Current	50,000
Long-term debt	-	10,000
Proceeds of stock sales	10,000	70,000

Net Cash Provided by Financing Activities	60,000	80,000

Net Decrease in Cash	(1,571)	(21,405)

Cash -Beginning of period	1,762	25,280

Cash -End of period	$191	$3,875

Supplementary Disclosure:
Cash Paid for Interest	$4,250	$1,500
Supplementary Non-cash investing activities:
Stock issued for Investment in Ameribras	$40,000	-
Stock issued for Investment in ThorGeoTrack	$5,500	-

The accompanying notes are an integral part of the financial statements.

American Resource Technologies, Inc.
Notes to Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of American Resource Technologies, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q for the three and nine month periods ended June 30, 2009 and 2008 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended September 30, 2008 included in American Resource Technologies’ Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

NOTE 3 – COMMON STOCK

During the three months ended June 30, 2009 the Company issued 500,000 shares for consulting services valued at $11,000 and 250,000 shares valued at $5,500 for a 12.5% interest in ThorGeoTrack.

During the three months ended March 31, 2009 the Company authorized the issuance of 500,000 shares  valued at $40,000 as payment for a 12.5% interest in Ameribras Energy. The shares were not issued until August of 2009.

During the three months ended December 31, 2008, the Company issued 250,000 shares of common stock for cash of $10,000.  An additional 1,750,000 shares were issued for services valued at $70,000, and 4,500,000 shares were issued as compensation valued at $180,000.

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

NOTE 5 – INVESTMENT AND CONSULTING AGREEMENTS

On October 7, 2009, the Company entered into consulting agreements with SkyberCorp do Brasil  Telematica LTDA, dba Ameribras Energy and Brazil Asset Management Projectos Limitada to provide management and consulting services effective January 1, 2009.  Payments of $450,000 and $300,000 per quarter are due in a balloon payment on or before January 1, 2011 or in quarterly installments when adequate funding is available.  The revenue has been accrued as non operating income in the accompanying financial statements; however, a 100 % reserve has been established due to the potential uncollectibilty of this revenue.

In March of 2009, the Company authorized the issuance of 500,000 shares of common stock valued at $40,000 to purchase a 12.5% interest in Ameribras Energy.  The ownership has been recognized in these financial statements as of the effective date of the consulting contract and the subsequent issuance of the common stock.  The common stock utilized for purchase of the 12.5% interest in Ameribras Energy was not issued until August of 2009 as the Company and Ameribras Energy were negotiating the final details of the consulting contract and did not have a final agreement until August.

In June of 2009, the Company issued 250,000 shares of common stock valued at $5,500 to purchase a 12.5% interest in ThorGeoTrack.  ThorGeoTrack and Ameribras Energy are both owned and managed by Jim Rowton.  Jim Rowton is also a stockholder of the Company.

NOTE 6 – DISCOUNTED NOTES PAYABLE

During the quarter ended June 30, 2009, the Company issued two notes payable for $40,000 and $50,000 for a total value of $90,000.  The $40,000 discount will be amortized of the life of the notes  Each note included the option to acquire 500,000 shares of the Company’s common stock at $0.10 per share. The fair value of these options granted, estimated on the date of grant, was $0, using the Black-Scholes option-pricing model with the following assumptions:

Expected option life (years)	1.00
Expected volatility	75.00%
Risk-free interest rate	0.50%
Dividend yield	0.00%

At the maturity date of each note and subsequent to the date of these financial statements, the Company negotiated the settlement and repayment of each note for 500,000 shares of the Company’s common stock (Note 7).

The Company advanced the majority of the proceeds of these notes to Ameribras Energy.  Since the Company owns 12.5% of Ameribras, the transaction has been accounted for as an account receivable related party.  Due to the uncertainty of collection of these advances a reserve for collectibility has been established for the related party accounts receivable.

NOTE 7 – SUBSEQUENT EVENTS

In July of 2009 the Company issued 750,000 shares to Brasil Asset Management for a 12.5% interest; and an additional 750,000 shares to AmeriBras (Formerly Skypercorp do Brasil)  for consulting fees.   Each of these issuances were valued at $52,500.

In August of 2009 the Company issued  971,469 shares to Sabine Operating Services in payment of $68,003 in payables to Sabine.  The Company also issued 500,000 shares to AmeriBras valued at $40,000 increasing the Company’s interest to 25 % in that company.  The Company issued 250,000 shares to Hilton Research, Inc. valued at $20,000 for consulting services.  The Company also issued 1,500,000 shares valued at $75,000 to the EPC Partnership and the Cope Living Trust for acquisition of an additional 70 % working interest in the Ownbey Nueces wells.

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

In January of 2010 the Company issued 750,000 shares valued at $37,500 to Brasil Asset Management increasing the Company’s interest in that company to 25%.  The Company issued 500,000 shares to Robert Guzman for cash of $15,000.  The Company issued 500,000 shares to Pat Wilson valued at $17,500 for consulting services.  The Company issued 31,250 shares valued at $2,500 for payment of interest on long term debt.

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

In April of 2010 the Company issued 100,000 shares to an investor for $3,000 cash.  The Company issued 75,000 shares valued at $3,150 to Scott Duperow for consulting services.  The Company issued 450,000 shares valued at $22,250 to 4 individuals and 3 companies for an additional 17.5% working interest in the Ownbey lease.

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

In July of 2010 the Company authorized the issuance of 52,500 shares valued at $2,100 to Striker One Resources as an offset to a payable owed to Striker.  As of the date of these financials, these shares have not been issued.

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

On September 1, 2010 the Company issued 125,000 common shares to Thor Geo Trak for an additional 12.5 % interest in that company, bring the Company’s total interest to 25%.

In September of 2010 the Company entered into an agreement with an investor agreeing to pay $120,000 in one year in return for the investment of $40,000.  The investor received a one year option to acquire 1,200,000 shares of the Company’s common stock for a payment of $0.10 per share.

The following table illustrates the foregoing common stock transactions since the date of these financial statements:

Category	Shares	Options	Warrants
Cash	1,540,000
Debt Issuance		7,483,334	500,000
Debt Settlement	1,000,000
Interest Payment	43,751
Services	12,077,494
Investments	2,672,500
Ownbey Lease Acquisitions	1,950,000
Compensation	20,908,969
Total	40,192,714	7,483,334	500,000

NOTE 8 - STOCK OPTIONS

The following table lists the options outstanding at June 30, 2009.

Grantee	Date of Grant	Exp. Date	Price	# Shares
Pinnacle Consulting Group, Inc.	8/10/2007	1/10/2012	$0.10	100,000
Pinnacle Consulting Group, Inc.	8/10/2007	1/10/2012	$0.15	100,000
John R. Pratt	5/13/2009	5/12/2010	$0.10	500,000
Robert Guzman	6/15/2009	6/14/2010	$0.10	500,000
Total options outstanding at 06/30/2009				1,200,000

The Pinnacle Consulting Group outstanding options were purchased by the holders as part of their purchase of restricted common shares on or about the issue date of the options.  The Pratt and Guzman options were issued as a part of the discounted notes payable on or about the issue date of the options (Note 6).  All of the above options expired unexercised subsequent to June 30, 2009.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

During the current quarter the Company continued operation of the Lindley and Ownbey leases and visited with several possible sources of capital to implement the gas re-injection program on the Ownbey lease. During the previous quarter the Noll lease (Unproved oil & gas properties) was allowed to expire and was transferred to Red Clay Energy.  There was no cost to plug and abandon the well and since no consideration was received, the lease was written off as impaired.

Capital Resources:

During the current quarter, our capital resources were extremely limited.  Our prospects will depend entirely on the Company’s ability to secure future financing and develop additional producing oil & gas properties.

Assets as of June 30, 2009 amounted to $307,303, consisting primarily of the producing oil & gas leases.

Results of Operations:

During the three months ended June 30, 2009, oil & gas production revenues amounted to $1,219, compared to $8,336 in same quarter of  the prior year. Lease operating expenses and depletion for the three months ended June 30, 2009 amounted to $2,970 resulting in a loss on oil & gas operations of $1,751 for the quarter and a loss of $12,403 for the nine months ended June 30, 2009.

Operating expenses amounted to $62,741 for the three months ended June 30, 2009.  Our net loss for the three months ended June 30, 2009 amounted to $64,492, an increase of $1,832 over the comparable quarter of the prior year and resulting in a loss from operations of $394,684 for the nine month period ended June 30, 2009.  The increase in operating expense resulted from increased consulting fees and compensation expense. Our net loss from operations for the nine-month period ended June 30, 2008 amounted to $291,368

Liquidity

The Company used cash in its operating activities in the amount of $61,236, a decrease of $77,254 over the comparable period of the prior year.  The decrease primarily resulted from the Company paying consulting fees and compensation expense with common stock.

Subsequent Events:

In July of 2009 the Company issued 750,000 shares to Brasil Asset Management for a 12.5% interest; and an additional 750,000 shares to AmeriBras (Formerly Skypercorp do Brasil)  for consulting fees.   Each of these issuances were valued at $52,500.

In August of 2009 the Company issued  971,469 shares to Sabine Operating Services in payment of $68,003 in payables to Sabine.  The Company also issued 500,000 shares to AmeriBras valued at $40,000 increasing the Company’s interest to 25 % in that company.  The Company issued 250,000 shares to Hilton Research, Inc. valued at $20,000 for consulting services.  The Company also issued 1,500,000 shares valued at $75,000 to the EPC Partnership and the Cope Living Trust for acquisition of an additional 70 % working interest in the Ownbey Nueces wells.

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

In January of 2010 the Company issued 750,000 shares valued at $37,500 to Brasil Asset Management increasing the Company’s interest in that company to 25%.  The Company issued 500,000 shares to Robert Guzman for cash of $15,000.  The Company issued 500,000 shares to Pat Wilson valued at $17,500 for consulting services.  The Company issued 31,250 shares valued at $2,500 for payment of interest on long term debt.

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

In April of 2010 the Company issued 100,000 shares to an investor for $3,000 cash.  The Company issued 75,000 shares valued at $3,150 to Scott Duperow for consulting services.  The Company issued 450,000 shares valued at $22,250 to 4 individuals and 3 companies for an additional 17.5% working interest in the Ownbey lease.

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

In July of 2010 the Company authorized the issuance of 52,500 shares valued at $2,100 to Striker One Resources as an offset to a payable owed to Striker.  As of the date of these financials, these shares have not been issued.

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

On September 1, 2010 the Company issued 125,000 common shares to Thor Geo Trak for an additional 12.5 % interest in that company, bring the Company’s total interest to 25%.

In September of 2010 the Company entered into an agreement with an investor agreeing to pay $120,000 in one year in return for the investment of $40,000.  The investor received a one year option to acquire 1,200,000 shares of the Company’s common stock for a payment of $0.10 per share.

The following table illustrates the foregoing common stock transactions since the date of these financial statements:

Category	Shares	Options	Warrants
Cash	1,540,000
Debt Issuance		7,483,334	500,000
Debt Settlement	1,000,000
Interest Payment	43,751
Services	12,077,494
Investments	2,672,500
Ownbey Lease Acquisitions	1,950,000
Compensation	20,908,969
Total	40,192,714	7,483,334	500,000

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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

None

ITEM 3.  CONTROLS AND PROCEDURES.

a)                Evaluation of Disclosure Controls and Procedures. As of June 30, 2009, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.  During fiscal year ended September 30, 2008 our auditors proposed material adjustments related to the issuance of stock for services, among others, which have been recorded by the Company.  The Company is working to improve our accounting expertise to eliminate such adjustments in the future.

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

AMERICAN RESOURCE TECHNOLOGIES, INC.

Date:  November 19, 2010

/s/B. FRED ODEN, III
By:  B. Fred Oden, III, President
and Chief Financial Officer