Form 10-K
period 2009-09-30
American Resource Technologies, Inc.
filed 2011-08-17
CIK 752391

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-12809

American Resource Technologies, Inc.
(Formerly Golden Chief Resources, Inc.)
(Name of Issuer in its charter)

Kansas	48-0846635
(State of incorporation)	(IRS Employer Identification No.)

1301 Custer Road #352-1009
Plano, Texas	75075
(Address of Principal Executive Office)	Zip Code

Registrant’s telephone number, including Area Code: (214) 705-3781

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☑ No

The Issuer’s revenues for the most recent fiscal year were $15,737.

On September 30, 2009, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $280,373. This amount was calculated by reducing the total number of shares of the registrant’s common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant’s common stock, and multiplying the remainder by the average of the bid and asked price for the registrant’s common stock on September 30, 2009, as reported on the Over-The-Counter Pink Sheet Market. As of August 15,  2011, the Company had 66,434,412 issued and outstanding shares of common stock.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

AMERICAN RESOURCE TECHNOLOGIES, INC.

INDEX

Part I
Item 1. Business	3

Item 1A. Risk Factors	6

Item 1B. Unresolved Staff Comments	11

Item 2. Description of Properties	11

Item 3. Legal Proceedings	13

Item 4. Reserved

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities	14

Item 6. Selected Financial Data	14

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	16

Item 8. Financial Statements and Supplemental Data	17
Report of independent registered public accounting firm
Balance Sheets
Statement of Operations
Statement of Cash Flows
Statements of Stockholders’ Deficit
Notes to Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37

Item 9A(T). Controls and Procedures	37

Item 9B. Other Information	37

Part III
Item 10. Directors, Executive Officers and Corporate Governance	38

Item 11. Executive Compensation	38

Item 12. Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters	40

Item 13. Certain Relationships and Related Transactions and Director Independence	41

Item 14. Principal Accounting Fees and Services	41

Part IV
Item 15. Exhibits and Financial Statement Schedules	42

Signatures	43

Certificates
EX-31.1
EX-32.1

PART I

Forward Looking Statements

     This annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as “may,” “can,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “will,” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding the financial position and liquidity of the Company (defined below) are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements and under the caption “Risk Factors.” In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, inability to continue as a going concern, limited working capital, limited access to capital, changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, access to capital, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s products, and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake to update any forward-looking statements.

     We do not have an operative web site upon which our periodic reports, proxy statements and Reports on 8K appear. Our reports are available on the EDGAR system and may be viewed at http://www.sec.gov.

     As used herein, references to the “Company” are to American Resource Technologies, Inc., a Kansas corporation (“ARUR”) and its subsidiaries.

Item 1. Business

Recent Developments: Going Concern and Liquidity Problems

     We do not have sufficient working capital to sustain our operations. We have been unable to generate sufficient revenues to sustain our operations. We will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at September 30, 2009. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

     See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

 The Company and Its Business

American Resource Technologies, Inc. (“the Company”) was incorporated in the state of Kansas. The Company was originally incorporated as Arts Antiques Autos, Ltd., and changed its name to Golden Chief Resources, Inc. on August 5, 1981.  On April 4, 2007 the Company changed its name from Golden Chief Resources, Inc. to American Resource Technologies, Inc.  Currently, our primary focus is to secure additional capital through business alliances with third parties or other debt/equity financing arrangements to acquire producing oil and gas leases and wells. We have explored and will continue to explore all avenues possible to raise the funds required. However, there is no assurance that we will be able to raise sufficient funds to execute our plans or that if successful in securing the funds our actual financial results will improve.

As of September 30, 2009, we had total assets of $08,601 of which net oil and gas properties amounted to $191,809 or 92% of the total. As of September 30, 2008, we had total assets of $312,108 of which net oil and gas properties amounted to $251,096 or 80.5% of the total. Our revenues for the current fiscal year totaled $15,735 while the revenues for the previous fiscal year totaled $46,838. Our accumulated losses as of September 30, 2009 and 2008 totaled $5,954,317 and $4,995,492, respectively. At September 30, 2009, we had $2,542 in cash as compared to $1,762 for September 30, 2008. We have long-term debt of $10,000 at September 30, 2009 and $60,000 in 2008. Our company has experienced operating losses over the past several years. We do not have sufficient working capital or revenues to sustain our operations.  No formal commitments or arrangements currently exist to advance or loan funds to the Company. In the event we are unable to acquire sufficient funds, the Company’s ongoing operations will be negatively impacted and we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business.

Our mission is to be a publicly traded, independent oil and gas production company which can take full advantage of opportunities resulting from the major oil companies’ lack of interest in domestic oil and gas properties. In particular, most major oil companies are currently more interested in devoting their exploration dollars toward the development of oil and gas fields that are either offshore and/or not located in the United States, primarily because of the assumption by the major oil companies that domestic oil and gas properties have been significantly depleted. In addition, due to the extent of the development of domestic oil and gas properties, it is more likely that a significant new discovery in the oil and gas industry would likely be conducted in those areas that have not been so heavily developed, generally being properties that are not contained within the United States. Because major oil companies are more interested in developing their offshore and overseas holdings, they often ignore on-shore opportunities and sell their domestic properties at prices that are attractive to independent oil companies who have significantly lower administrative and operating costs. Due to our lower infrastructure costs, we believe that our costs of owning and operating domestic oil and gas properties are lower which allows us to acquire and operate properties that could be profitable for us but would not be profitable for most major oil companies.

Wells Held By the Company

As further described in the description of properties section, during the fiscal year ended September 30, 2009 we owned a 25% working interest in well numbers 9 and 10 on the Ownbey lease in Kansas and a 100% working interest in wells numbers 1 and 3.

Development and Operating Activities

Economic factors prevailing in the oil and gas industry change from time to time. The uncertain nature and trend of economic conditions and energy policy in the oil and gas business generally make flexibility of operating policies important in achieving desired profitability. We intend to evaluate continuously all conditions and risks affecting our potential activities and to react to those conditions, as we deem appropriate from time to time by engaging in businesses most profitable for us.

In addition, in order to finance future development and operating activities, we may sponsor or manage public or private partnerships or other business entities depending upon the number, size and economic feasibility of our generated prospects, the level of participation of industry partners and various other factors. However, potential investors should note that we currently do not have in place any definite financing opportunities and there can be no assurance that we will be able to enter into such financing arrangements or that if we are able to enter into such arrangements, we will be able to achieve any profitability as a result of our operations.

General Regulations

Both state and federal authorities regulate the extraction, production, transportation, and sale of oil, gas, and minerals. The executive and legislative branches of government at both the state and federal levels have periodically proposed and considered proposals for establishment of controls on alternative fuels, energy conservation, environmental protection, taxation of crude oil imports, limitation of crude oil imports, as well as various other related programs. If any proposals relating to the above subjects were to be enacted, we cannot predict what effect, if any, implementation of such proposals would have upon our operations. A listing of the more significant current state and federal statutory authority for regulation of our current operations and business are provided below.

Federal Regulatory Controls

Historically, the transportation and sale of natural gas in interstate commerce have been regulated by the Natural Gas Act of 1938 (the (“NGA”), the Natural Gas Policy Act of 1978 (the “NGPA”) and associated regulations by the Federal Energy Regulatory Commission (“FERC”). The Natural Gas Wellhead Decontrol Act (the “Decontrol Act”) removed, as of January 1, 1993, all remaining federal price controls from natural gas sold in “first sales.” The FERC’s jurisdiction over natural gas transportation was unaffected by the Decontrol Act.

In 1992, the FERC issued regulations requiring interstate pipelines to provide transportation, separate or “unbundled,” from the pipelines’ sales of gas (Order 636). This regulation fostered increased competition within all phases of the natural gas industry. In December 1992, the FERC issued Order 547, governing the issuance of blanket market sales certificates to all natural gas sellers other than interstate pipelines, and applying to non-first sales that remain subject to the FERC’s NGA jurisdiction. These orders have fostered a competitive market for natural gas by giving natural gas purchasers access to multiple supply sources at market-driven prices. Order No. 547 increased competition in markets in which we sell our natural gas.

The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach pursued by the FERC and Congress will continue.

Currently pending in the United States Congress is a comprehensive energy bill which among other things calls for the reduction or elimination of certain tax incentives currently in place for domestic oil companies including the tax deductions permitted for intangible costs and depletion allowances. In the event such legislation became law the loss of these tax benefits would likely have a negative material effect on the finances of the company.

State Regulatory Controls

In each state where we conduct or contemplate oil and gas activities, these activities are subject to various regulations. The regulations relate to the extraction, production, transportation and sale of oil and natural gas, the issuance of drilling permits, the methods of developing new production, the spacing and operation of wells, the conservation of oil and natural gas reservoirs and other similar aspects of oil and gas operations. At the present time, no significant portion of our production has been curtailed due to reduced allowables. We know of no proposed regulation that will significantly impede our operations.

Environmental Regulations

Our extraction, production and drilling operations are subject to environmental protection regulations established by federal, state, and local agencies. To the best of our knowledge, we believe that we are in compliance with the applicable environmental regulations established by the agencies with jurisdiction over our operations. We are acutely aware that the applicable environmental regulations currently in effect could have a material detrimental effect upon our earnings, capital expenditures, or prospects for profitability. Our competitors are subject to the same regulations and therefore, the existence of such regulations does not appear to have any material effect upon our position with respect to our competitors. Revenues from oil and gas production are subject to taxation by the state in which the production occurred. These high percentage state taxes can have a significant impact upon the economic viability of marginal wells that we may produce and require plugging of wells sooner than would be necessary in a less arduous taxing environment.

Employees

We currently employ two full time and one part time employees.

Offices

We now maintain our corporate offices at 1301 Custer Road #352-1009, Plano, TX 75075, and have vacated our former headquarters for which we owe a monthly base rental of $2,260. Our lease runs from February 1, 2009 through January 31, 2012 at a cost of approximately $76,800. As of September 30, 2009 the Company’s continuing obligation under the base lease is approximately $58,720.

Item 1A. Business Risks

We may not be able to continue as a going concern or fund our existing capital needs.

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements for the fiscal year ended September 30, 2009. The paragraph states that our recurring losses from operations and resulting continued dependence on external financing raise substantial doubts about our ability to continue as a going concern. Our existing and anticipated capital needs are significant. We believe our existing financing arrangements and estimated operating cash flows will not be sufficient to fund our operations and working capital needs for the next twelve months and there can be no assurance that we will be able to fund our existing capital needs under our existing credit facilities or otherwise secure additional funding, if necessary. In addition, changes in our operating plans, the acceleration or modification of our existing expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, or other events may cause us to seek additional financing sooner than anticipated, prevent us from achieving the goals of our business plan or expansion strategy, or prevent our newly acquired businesses, if any, from operating profitably. If we are unable to fund our existing capital needs under our existing credit facilities, or are otherwise unable to secure additional equity financing, if necessary, our business could be materially adversely affected. See Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.

Our future success depends upon our ability to find, develop and acquire additional oil and gas reserves that are economically recoverable .

The rate of production from oil and natural gas properties declines as reserves are depleted. As a result, we must locate and develop or acquire new oil and gas reserves to replace those being depleted by production and those that have been sold. We must do this even during periods of low oil and gas prices when it is difficult to raise the capital necessary to finance activities. Without successful exploration or acquisition activities, our reserves and revenues will decline. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have necessary financing for these activities.

Oil and gas drilling is a high-risk activity .

Our future success will depend on the success of our drilling programs. In addition to the numerous operating risks described in more detail below, these activities involve the risk that no commercially productive oil or gas reservoirs will be discovered. In addition, we are often uncertain as to the future cost or timing of drilling, completing and producing wells. Furthermore, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including, but not limited to, the following:

–	unexpected drilling conditions;

–	pressure or irregularities in formations;

–	equipment failures or accidents;

–	adverse weather conditions;

–	inability to comply with governmental requirements; and

–	shortage or delays in the availability of drilling rigs and the delivery of equipment.

If we experience any of these problems, our ability to conduct operations could be adversely affected.

Factors beyond our control affect our ability to market oil and gas.

Our ability to market oil and gas from our wells depends upon numerous factors beyond our control. These factors include, but are not limited to, the following:

–	the level of domestic production and imports of oil and gas;

–	the proximity of gas production to gas pipelines;

–	the availability of pipeline capacity;

–	the demand for oil and gas by utilities and other end users;

–	the availability of alternate fuel sources;

–	the effect of weather;

–	state and federal regulation of oil and gas marketing; and

–	federal regulation of gas sold or transported in interstate commerce.

If these factors were to change dramatically, our ability to market oil and gas or obtain favorable prices for our oil and gas could be adversely affected.

The marketability of our production may be dependent upon transportation facilities over which we have no control.

The marketability of our production depends in part upon the availability, proximity, and capacity of pipelines, natural gas gathering systems and processing facilities. Any significant change in market factors affecting these infrastructure facilities could harm our business. We deliver some of our oil and natural gas through gathering systems and pipelines that we do not own. These facilities may not be available to us in the future.

Oil and natural gas prices are volatile. A substantial decrease in oil and natural gas prices could adversely affect our financial results.

Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given world geopolitical conditions. Our cash flow from operations is highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

–	the level of consumer demand for oil and natural gas;

–	the domestic and foreign supply of oil and natural gas;

–	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

–	the price of foreign oil and natural gas;

–	domestic governmental regulations and taxes;

–	the price and availability of alternative fuel sources;

–	weather conditions, including hurricanes and tropical storms in and around the Gulf of Mexico;

–	market uncertainty;

–	political conditions in oil and natural gas producing regions, including the Middle East; and

world wide economic conditions.

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Also, oil and natural gas prices do not necessarily move in tandem. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect upon our financial condition, results of operations, oil and natural gas reserves and the carrying values of our oil and natural gas properties. If the oil and natural gas industry experiences significant price declines, we may, among other things, be unable to meet our financial obligations or make planned expenditures.

Since the end of 1998, oil prices have gone from near historic low prices to historic highs. At the end of 1998, NYMEX oil prices were at historic lows of approximately $11.00 per Bbl, but have generally increased since that time, albeit with fluctuations. For 2009, NYMEX oil prices averaged $62.00 per Bbl. For 2008 oil prices were high throughout the year, averaging approximately $90.00 per Bbl. While we attempt to obtain the best price for our crude in our marketing efforts, we cannot control these market price swings and are subject to the market volatility for this type of oil. These price differentials relative to NYMEX prices can have as much of an impact on our profitability as does the volatility in the NYMEX oil prices.

Natural gas prices have also experienced volatility during the last few years. During 1999, natural gas prices averaged approximately $2.35 per Mcf and, like crude oil, have generally trended upward since that time, although with significant fluctuations along the way. During 2009, NYMEX natural gas prices averaged $4.15 per MMBtu and in 2008, averaged $8.17 per MMBtu.

We may not be able to replace our reserves or generate cash flows if we are unable to raise capital.

We make, and will continue to make, substantial capital expenditures for the acquisition and production of oil and gas reserves. Historically, we have financed these expenditures primarily with cash generated by operations and proceeds from bank borrowings and equity financing. If our revenues or borrowing base decrease as a result of lower oil and gas prices, operating difficulties or decline in reserves, we may have limited ability to expend the capital necessary to undertake or complete future drilling programs. Additional debt or equity financing or cash generated by operations may not be available to meet these requirements.

We face strong competition from other energy companies that may negatively affect our ability to carry on operations.

We operate in the highly competitive areas of oil and gas exploration, development and production. Factors that affect our ability to successfully compete in the marketplace include, but are not limited to, the following:

–	the availability of funds and information relating to a property;

–	the standards established by us for the minimum projected return on investment;

–	the availability of alternate fuel sources; and

–	the intermediate transportation of gas.

Our competitors include major integrated oil companies, substantial independent energy companies, affiliates of major interstate and intrastate pipelines and national and local gas gatherers. Many of these competitors possess greater financial and other resources than we do.

The inability to control other associated entities could adversely affect our business.

To the extent that we do not operate all of our properties, our success depends in part upon operations on certain properties in which we may have an interest along with other business entities. Because we have no control over such entities, we are able to neither direct their operations, nor ensure that their operations on our behalf will be completed in a timely and efficient manner. Any delay in such business entities’ operations could adversely affect our operations.

There are substantial risks in acquiring producing properties.

We constantly evaluate opportunities to acquire oil and natural gas properties and frequently engage in bidding and negotiating for these acquisitions. If successful in this process, we may alter or increase our capitalization through the issuance of additional debt or equity securities, the sale of production payments or other measures. Any change in capitalization affects our risk profile.

A change in capitalization, however, is not the only way acquisitions affect our risk profile. Acquisitions may alter the nature of our business. This could occur when the character of acquired properties is substantially different from our existing properties in terms of operating or geologic characteristics.

Operating hazards may adversely affect our ability to conduct business . Our operations are subject to risks inherent in the oil and gas industry, including but not limited to the following:

–	blowouts;

–	cratering;

–	explosions;

–	uncontrollable flows of oil, gas or well fluids;

–	fires;

–	pollution; and

–	other environmental risks.

These risks could result in substantial losses to us from injury and loss of life, damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Governmental regulations may impose liability for pollution damage or result in the interruption or termination of operations.

Losses and liabilities from uninsured or underinsured drilling and operating activities could have a material adverse effect on our financial condition and operations.

Although we maintain several types of insurance to cover our operations, we may not be able to maintain adequate insurance in the future at rates we consider reasonable, or losses may exceed the maximum limits under our insurance policies. If a significant event that is not fully insured or indemnified occurs, it could materially affect our financial condition and results of operations.

Compliance with environmental and other government regulations could be costly and could negatively impact production.

Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Without limiting the generality of the foregoing, these laws and regulations may:

–	require the acquisition of a permit before drilling commences;

–	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas;

–	require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells; and

–	impose substantial liabilities for pollution resulting from our operations.

The recent trend toward stricter standards in environmental legislation and regulation is likely to continue. The enactment of stricter legislation or the adoption of stricter regulation could have a significant impact on our operating costs, as well as on the oil and gas industry in general. Currently pending in Congress is a comprehensive energy bill which among other things calls for the reduction or elimination of certain tax incentives currently in place for domestic oil companies including the tax deductions permitted for intangible costs and depletion allowances. In the event such legislation became law the loss of these tax benefits would likely have a negative material effect on the finances of the company.

Our operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could also be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred which could have a material adverse effect on our financial condition and results of operations. We maintain insurance coverage for our operations, but we do not believe that insurance coverage for environmental damages that occur over time or complete coverage for sudden and accidental environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability or may lose the privilege to continue exploration or production activities upon substantial portions of our properties if certain environmental damages occur.

You should not place undue reliance on reserve information because reserve information represents estimates .

While estimates of our and gas reserves, and future net cash flows attributable to those reserves, were prepared by independent petroleum engineers, there are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of many factors, including but not limited to, the following:

–	the available data;

–	assumptions regarding future oil and gas prices;

–	expenditures for future development and exploitation activities; and

–	engineering and geological interpretation and judgment.

Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and oil and gas prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the estimates. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. For the reserve calculations, oil was converted to gas equivalent at six Mcf of gas for one Bbl of oil. This ratio approximates the energy equivalency of gas to oil on a Btu basis. However, it may not represent the relative prices received from the sale of our oil and gas production.

The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves included in this document were prepared by independent petroleum engineers in accordance with the rules of the SFAS69 and the SEC. These estimates are not intended to represent the fair market value of our reserves.

Loss of executive officers or other key employees could adversely affect our business.

Our success is dependent upon the continued services and skills of our current executive management. The loss of services of any of these key personnel could have a negative impact on our business because of such personnel’s skills and industry experience and the difficulty of promptly finding qualified replacement personnel.

Acquisition of entire businesses may be a component of our growth strategy; our failure to complete future acquisitions successfully could reduce the earnings and slow our growth.

While our business strategy does not currently contemplate the acquisition of entire businesses, it is possible that we might acquire entire businesses in the future. Potential risks involved in the acquisition of such businesses include the inability to continue to identify business entities for acquisition or the inability to make acquisitions on terms that we consider economically acceptable. Furthermore, there is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our strategy of completing acquisitions would be dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Our ability to pursue our growth strategy may be hindered if we are not able to obtain financing or regulatory approvals. Our ability to grow through acquisitions and manage growth would require us to continue to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage our employees. The inability to effectively manage the integration of acquisitions could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our earnings and growth. Our financial position and results of operation may fluctuate significantly from period to period, based on whether or not significant acquisitions are completed in particular periods.

Risks Related to Our Common Stock

We may issue additional shares of Common Stock.

Pursuant to our certificate of incorporation, our board of directors has the authority to issue additional series of common stock and to determine the rights and restrictions of shares of those series without the approval of our stockholders. The rights of the holders of the current series of common stock may be junior to the rights of common stock that may be issued in the future.

There may be future dilution of our Common Stock.

To the extent options to purchase common stock are exercised, holders of our common stock will be diluted. If available funds and cash generated from our operations are insufficient to satisfy our needs, we may be compelled to sell additional equity or convertible debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

Our management controls a significant percentage of our outstanding common stock and their interests may conflict with those of our stockholders .

Our executive officers and their affiliates beneficially own a substantial percentage of our outstanding common stock. This concentration of ownership could have the effect of delaying or preventing a change in control of the company, or otherwise discouraging a potential acquirer from attempting to obtain control of the company. This could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

Sales of substantial amounts of our common stock may adversely affect our stock price and make future offerings to raise more capital difficult.

Sales of a large number of shares of our common stock in the market or the perception that sales may occur could adversely affect the trading price of our common stock. We may issue restricted securities or register additional shares of common stock in the future for our use in connection with future acquisitions. Except for volume limitations and certain other regulatory requirements applicable to affiliates, such shares may be freely tradable unless we contractually restrict their resale. The availability for sale, or sale, of the shares of common stock eligible for future sale could adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments.

As of September 30, 2009, there are no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2. Properties.

General . Following is information concerning production from our oil and gas wells, productive well counts and both producing and undeveloped acreage----------

Reserves Reported To Other Agencies . We are not required and do not file any estimates of total, proved net oil or gas reserves with reports to any federal authority or agency.

Properties . The following is a breakdown of our properties:

	Oil	Gas
	(BBL)	(MCF)
Proved Reserves November 30, 2007	6,420	0
Revisions to previous estimates	(917)	0
Purchases	—	—
Production	(183)	---
Sales, transfers and retirements		—

Proved Reserves September 30, 2008	5,320
Revisions to previous estimates	4,055
Purchases	440	—
Production	(495)
Sales, transfers and retirements	4,280	—

Proved Reserves September 30, 2009	9,320	---

The following information pertains to our properties as of September 30, 2009:

	Gross	Net
	Producing	Producing
	Well	Well
Name of Field or Well	Count	Count
Ownbey Lease, 25% Working Interest	2

Ownbey Lease, 100% Working Interest	2

Productive Wells and Acreage

Total
		Net		Net	Gross	Total Net
	Total Gross	Productive	Total Gross	Productive	Developed	Developed
Geographic Area	Oil Wells	Oil Wells	Gas Wells	Gas Wells	Acres	Acres

Chautauqua, KS	4	4	--		224	83.14
	—	—	--	---	---	---

Notes:

1.	Total Gross Wells are those wells in which the Company holds a working or overriding interest in as of Septemberr 30, 2009.

2.	Net Productive Wells was calculated by multiplying the working or overriding interest held by the Company in each of the 4 Gross Wells and adding the resulting products.

3.	Total Gross Developed Acres is equal to the total surface acres of the properties in which the Company holds a working or overriding interest.

4.	Net Developed Acres is equal to the Total Gross Developed Acres multiplied by the percentage of the total working or overriding interest held by the Company in the respective properties.

5.	All acreage in which we hold a working interest as of September 30, 2009 have or had existing wells located thereon; thus all acreage leased by the Company may be accurately classified as developed.

6.
Acreage that has existing wells and may be classified as developed may also have additional development potential based on the number of producible zones beneath the surface acreage. A more comprehensive study of all properties currently leased by us would be required to determine precise developmental potential.

Oil and Gas Partnership Interests

None, as of September 30, 2009

Item 3. Legal Proceedings

None

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prices for our common stock are currently quoted in the over-the-counter Pink Sheets maintained by the National Quotation Bureau (NQB) owned Pink Sheet OTC Market, Inc. and our ticker symbol is ARUR.PK. Prices for our stock were approved for quotation on the over-the-counter on January 27, 2001.

QUARTER	LOW BID	HIGH BID
Quarter ending December 31, 2008	$0.06	$0.06
Quarter ending March 31, 2009	$0.08	$0.08
Quarter ending June 30, 2009	$0.06	$0.06
Quarter ending September 30, 2009	$0.12	$0.12

QUARTER	LOW BID	HIGH BID
Quarter ending December 31, 2007	$0.19	$0.19
Quarter ending March 31, 2008	$0.10	$0.10
Quarter ending June 30, 2008	$0.06	$0.06
Quarter ending September 30, 2008	$0.02	$0.02

The following table shows the high and low bid information for our common stock for each quarter during which prices for our common stock have been quoted.

The above information was obtained from the Pink Sheet OTC Market, Inc. web site. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. We have 2943 shareholders of record for our common stock as of September  30, 2009.

Item 6. Selected Financial Data

Not applicable as we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis Of Financial Condition and Results Of Operations for the Twelve Months Ended September 30, 2009 And 2008.

Cautionary Statement

Statements in this report which are not purely historical facts, including statements regarding the company’s anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Act of 1934, as amended. All forward-looking statements in this report are based upon information available to us on the date of the report. Any forward-looking statements involve risks and uncertainties that could cause actual results or events to differ materially from events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Recent Developments

Going Concern and Liquidity Problems

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at September 30, 2009. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

We do not have sufficient working capital to sustain our operations. We have been unable to generate sufficient revenues to sustain our operations. We will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that we will be successful in raising additional funds or entering into business alliances.

Asset Sales

None

Employment Agreements

None

Other

We had an impairment loss of $187,186 for the fiscal year ended September 30, 2009. Our impairment loss for the fiscal year ended September 30, 2008 is $34,789.

Results Of Operations

We recorded a net loss of $958,825 for the fiscal year ended September 30, 2009 as compared to net loss of $459,680 for fiscal year ended September 30, 2008. The increase in our loss of $499,145 or 53% is discussed below.

Revenue — Total revenue decreased $31,101 from $46,838 for the twelve months ended September  30, 2008 to $15,737 for the twelve months ended September 30, 2009.

Expenses — Total expenses increased $461,137 for the twelve months ended September 30, 2008 to $927,817 for the twelve months ended September30, 2009.

Lease operating expenses and taxes increased $6,024  for the twelve months ended September 30, 2009 to $35,144.  This was primarily due to the Lindley lease becoming non-productive and the landowner taking possession of the lease.

Total operating expenses increased $512,431, from $466,394 for the twelve months ended September 30, 2008 to $978,825 for the twelve months ended September 30, 2009. The increase is due to higher  stock based compensation expense of $156,050 and consulting fees of $180,000.

The loss on impairment of oil and gas properties for the twelve months ended September 30, 2009 and 2008 was $42,000and $34,789, respectively. The impairment charge for the fiscal year ended September 30, 2008 relates to the pipeline. The impairment charges from year to year are not related. The impairment charge is calculated based on reserve reports obtained from an independent engineering firm.

Depreciation, depletion, amortization and accretion decreased $1,863 from $16,464 for the twelve months ended September 30, 2008 to $14,601for the twelve months ended September 30, 2009. The decrease is primarily due to the abandonment of the Lindley lease. Future charges to depreciation, depletion, amortization and accretion may be substantially higher or lower as a result of increased production or changes in reserve prices and/or quantities and changes to asset retirement obligations.

Other Income — Effective September 30, 2009, the Company had generated $3,250,000 in consulting fees from two related parties.  The Company has established a reserve for collectibility in an equal amount.

Provision For Income Taxes — No tax benefits were recorded for the twelve months ended September 30, 2009 and 2008 due to the losses we have experienced and a valuation allowance for 100% of the deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2009, we had total assets of $208,601 of which net oil and gas properties amounted to $191,809 or 92% of the total assets. As of September 30, 2008, we had total assets of $312,108 of which net oil and gas properties amounted to $251,096 or 80% of the total assets. Our accumulated losses through September 30, 2009 totaled $5,974,317 while our accumulated losses through September 30, 2008 totaled $4,995,492. At September 30, 2009, we had $2,542 in cash as compared $1,762 for September 30, 2008.

We have funded operations from cash generated from the sale of common stock and loans from affiliates. Our cash provided by operations totaled $10,189 for the twelve months ended September 30, 2009 while our cash used for operations totaled $(160,317) for the same period last year. This represents a decrease of $170,506 in cash used for operating activities. Our net capital investments for fiscal years 2009 and 2008 were $112,710 and $ none, respectively. Net cash received from the sale of oil and gas production for fiscal years 2009 and 2008 was $15,737 and $46,838  respectively. Net cash provided by financing activities totaled $103,301 for the twelve months ended September 30, 2009 and $136,799 for the twelve months ended September 30, 2008.

In the past we have primarily acquired producing oil and gas properties with opportunities for future development and contracted well operations to contractors. Currently, our primary focus is to secure additional capital through business alliances with third parties or other debt/equity financing arrangements to acquire producing oil and gas leases and wells.

We expect that the principal source of funds in the near future will be from oil and gas revenues and advances from an affiliate. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and continue as a going concern. Management’s plan is to obtain operating loans from an affiliate to meet its minimal operating expenses (no formal commitments or arrangements currently exist with the affiliate to advance or loan funds to the Company) and seek equity and/or debt financing. Any such additional funding will be done on an “as needed” basis and will only be done in those instances in which we believe such additional expenditures will increase our profitability. However, actual results may differ from management’s plan and the amount may be material.

Our ability to acquire additional properties or equipment is strictly contingent upon our ability to locate adequate financing or equity to pay for these additional properties or equipment. There can be no assurance that we will be able to obtain the opportunity to buy properties or equipment that are suitable for our investment or that we may be able to obtain financing or equity to pay for the costs of these additional properties or equipment at terms that are acceptable to us.. Additionally, if economic conditions justify the same, we may hire additional employees although we do not currently have any definite plans to make additional hires.

The oil and gas industry is subject to various trends. In particular, at times crude oil prices increase in the summer, during the heavy travel months, and are relatively less expensive in the winter. Of course, the prices obtained for crude oil are dependent upon numerous other factors, including the availability of other sources of crude oil, interest rates, and the overall health of the economy. We are not aware of any specific trends that are unusual to our company, as compared to the rest of the oil and gas industry.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to complete this item.

Item 8.	FINANCIAL STATEMENTS.

AMERICAN RESOURCE TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

American Resource Technologies, Inc.

We have audited the accompanying balance sheets of American Resource Technologies, Inc. (the “Company”), as of September 30, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Resource Technologies, Inc. as of September 30, 2009 and 2008 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 4, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses, has current liabilities in excess of current assets and has a stockholders’ deficit at September 30, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, LLP

Dallas, Texas

August 15,2011

Balance Sheets	American Resource Technologies, Inc.
Balance Sheets
	September 30,	September 30,
	2009	2008
ASSETS
Current assets
Cash	$2,542	$1,762
	-	-
Total current assets	2,542	1,762

Property & equipment
Producing oil & gas property, net of accumulated depletion $21,941 and $24,458 respectively	191,809	251,096

Furniture & fixtures, net of accumulated depreciation of $10,750 and $7,750 respectively	14,250	17,250

Total	206,059	268,346

Other assets
Unproved oil & gas properties	-	42,000
Consulting receivables, related party,
net of $3,550,000 reserve for
collectibility (Note 7)	-	-
Accounts receivable, related party, net
of $142,710 reserve for collectibility
(Note 8)	-	-
Investments	-	-
Total	-	42,000

Total assets	$208,601	$312,108

LIABILITIES and STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$67,792	$51,779
Notes payable-current, net of debt discount
of $150,000 (Note 8)	250,000	-
Advances from related parties	10,316	38,015
Total current liabilities	328,108	89,794

Long-term liabilities
Long-term notes payable	10,000	60,000
Total long-term liabilities	10,000	60,000

Stockholders' equity (deficit)
Common stock, no par value authorized
500,000,000 shares; 27,086,696 issued and
29,036,689 outstanding at 9/30/09 and 15,598,559, issued and outstanding at 9/30/08	5,824,810	5,157,806

Accumulated deficit	(5,954,317)	(4,995,492)

Total stockholders' equity(deficit)	(129,507)	162,314

Total liabilities and stockholders' equity (deficit)	$208,601	$312,108

The accompanying notes are an integral part of the financial statements.

American Resource Technologies, Inc.
Statements of Operations
For the Years Ended September 30,

	2009	2008

Revenue:
Oil and gas	$15,737	$46,838
Total revenue	15,737	46,838

Cost of revenues:
Lease operating expenses	35,144	29,220
Depletion	11,601	13,464
Total cost of revenues	46,745	40,124

Operating income	(31,008)	6,714

Operating expenses:
Interest expense	5,750	6,000
Amortization of note discount (Note 8)	50,000	-
Stock based compensation	180,000	-
Stock issued for Consulting fees	172,500	163,006
Depreciation	3,000	3,000
Impairment expense – Oil & gas assets	187,186	-
Impairment expense – Investments	138,000	34,789
Debt guarantee expense	-	94,400
Bad debt expense (Note 8)	142,710	-
Professional fees	7,443	93,611
Public relations	215	26,600
Travel	8,200	-
Rent	21,300	13,275
General and administrative	11,513	35,177
Total operating expenses	927,817	466,394

Loss from operations	(958,825)	(459,680)

Other income (expenses):
Non-operating revenue, related party (Note 7)	3,550,000	-
Reserve for potentially uncollectible revenue	(3,550,000)	-

Loss before income taxes	(958,825)	(459,680)
Provision for income taxes	-	-

Net loss	$(958,825)	$(459,680)

Basic loss per share	$(0.04)	$(0.04)

Weighted average shares outstanding	22,380,014	12,947,861

The accompanying notes are an integral part of the financial statements.

American Resource Technologies, Inc.
Statements of Changes in Stockholders' (Deficit)
For the Years Ended September 30, 2009 and 2008

				Total
	Common Stock		Accumulated	Stockholders'
	Shares	Amount	(Deficit)	Equity(Deficit)
Balances September 30, 2007	10,492,985	$4,784,422	$(4,535,812)	$248,610

Shares issued for:
Cash	1,222,500	95,000	-	95,000
Dividend	1,093,361	-		-
Services	902,893	120,734	-	120,734
Property Acquisition	1,803,143	63,250	-	63,250
Debt Guarantee	80,000	94,400	-	94,400
Adjust for dividend round-ups	3,677	-	-	-

Net loss	-	-	(459,680)	(459,680)

Balances September 30, 2008	15,598,559	5,157,806	(4,995,492)	162,314

Shares issued for:
Cash	266,661	11,000	-	11,000
Services	3,750,000	172,500	-	172,500
Compensation	4,500,000	180,000		180,000
Property acquisition	1,950,000	97,500	-	97,500
Investment	2,000,000	138,000	--	138,000
Accounts payable	971,469	68,004		68,004

Net loss	-	-	(958,825)	(958,825)

Balances September 30, 2009	28,086,695	$5,824,810	$(5,954,317)	$(129,507)

The accompanying notes are an integral part of the financial statements.

American Resource Technologies, Inc.
Statements of Cash Flows
For the Years Ended September 30,

Cash Flows from Operating Activities:	2009	2008

Net Loss	$(958,825)	$(459,680)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Depreciation	3,000	3,000
Depletion	11,601	13,465
Amortization of note discount	50,000
Impairment of oil and gas properties	187,186	34,789
Stock issued for services	172,500	120,734
Stock issued for compensation	180,000
Investment Impairment	138,000
Stock issued to pay expenses	68,004	-
Debt guarantee expense	-	94,400
Bad debt expense	142,710	-
Changes in assets and liabilities:
Increase (Decrease) in:
Accounts payable	16,013	32,975

Net Cash Provided by Operating Activities	10,189	(160,317)

Cash Flows from Investing Activities:
Advances to affiliates	(112,710)	-
Net Cash Used in Investing Activities	(112,710)	-

Cash Flows from Financing Activities:

Proceeds from long term notes payable	120,000	10,000
Proceeds from stock sales	11,000	95,000
Repayment of advances from related party	(27,699)	31,799
Net Cash Provided By Financing Activities	103,301	136,799

Net Increase (Decrease) in Cash	780	(23,518)

Cash
Beginning of year	1,762	25,280

End of year	$2,542	$1,762

Supplementary Disclosure:
Cash Paid for Interest	$-	$6,000

Non-cash investing and financing transactions:
Shares issued:
For property acquisitions	97,500	63,250
Proceeds from notes payable sent to
Affiliates (Note 7)	30,000	25,000
Investment in affiliates (Note 7)	138,000	-
Retirement of shares	-	48
Stock issued for accounts payable to related party	68,004	-

The accompanying notes are an integral part of the financial statements.

AMERICAN RESOURCE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

1. BUSINESS ACTIVITIES:

American Resource Technologies, Inc. (“the Company”) was incorporated in the state of Kansas. The Company was originally incorporated as Arts Antiques Autos, Ltd., and changed its name to Golden Chief Resources, Inc. on August 5, 1981.  On April 4, 2007 the Company changed its name from Golden Chief Resources, Inc. to American Resource Technologies, Inc.  Currently, our primary focus is to secure additional capital through business alliances with third parties or other debt/equity financing arrangements to acquire producing oil and gas leases and wells. We have explored and will continue to explore all avenues possible to raise the funds required. However, there is no assurance that we will be able to raise sufficient funds to execute our plans or that if successful in securing the funds our actual financial results will improve.

The Company has working interest in producing oil wells in Kansas.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

Oil and gas revenue is recorded when production is sold. The Company accrues revenue for oil and gas production sold but not paid.

Principles of Consolidation

The Company has no subsidiary companies, limited partnerships or affiliates which should be consolidated.

Cash and Cash Equivilents

The Company maintains its cash in a bank deposit account which, at times, may exceed federally insured limits. At September 30, 2009 and 2008 no deposits were in excess of FDIC insurance coverage. The Company has not experienced any losses in this account and believes it is not exposed to any significant risks affecting cash. None of the Company’s cash is restricted.

For purposes of the statements of cash flows, cash includes demand deposits.

Property and Equipment

Property and equipment are stated at the Company’s cost and are depreciated on a straight-line basis over five to ten years. Maintenance and repair costs are expensed when incurred, while major improvements are capitalized.

Oil and Gas Properties

The Company follows the successful efforts method of accounting for oil and gas exploration and development expenditures. Under this method, costs of successful exploratory wells and all development wells are capitalized. Costs to drill exploratory wells that do not result in proved reserves are expensed.

Significant costs associated with the acquisition of oil and gas properties are capitalized. Upon sale or abandonment of units of property or the disposition of miscellaneous equipment, the cost is removed from the asset account, the related reserves relieved of the accumulated depreciation or depletion and the gain or abandonment loss is credited to or charged against operations. Both proved and unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

The Company provides for depreciation, depletion and amortization of its investment in producing oil and gas properties on the unit-of-production method, based upon independent reserve engineers’ estimates of recoverable oil and gas reserves from the property.

Oil and gas properties consist of the following:

	September 30,
	2009	2008
Proved oil and gas properties	$213,750	$275,554
Accumulated depreciation, depletion and amortization	(21,941)	(24,458)

	$191,809	$251,096

Property and equipment consists of the following:

	September 30,
	2009	2008
Office furniture, equipment, and software	$25,000	$25,000
Accumulated depreciation and amortization	(10,750)	(7,750)

	$14,250	$17,250

Depletion, depreciation and amortization expense related to oil and gas properties and property and equipment was $11,601and 13,464 for the years September 30, 2009 and 2008, respectively.

Long-lived Assets

The Company reviews its long-lived assets to be held and used, including proved oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Asset Retirement Obligations

The Company accounts for the asset retirement obligations under the provisions of FASB No. 143, which requires the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recognized. No accretion expense is included in “Depreciation, depletion, and amortization” in the accompanying statement of operations for the year ended September 30, 2009 since the Company’s estimates reflect that the remaining salvage value of recoverable property exceeds the liability of the potential retirement obligations.  The Company estimates that due to the shallow depths of the wells involved the average “plugging” or abandonment cost per well will average just under $1,500 per well while the salvage value per well should average just over $2,300 per well.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax expense is the tax payable for the year plus or minus the change during the period in deferred tax assets and liabilities.

Equity Instruments Issued for Services

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized in the financial statements over the period during which the employee is required to provide services in exchange for the award with a corresponding increase in additional paid-in capital.

Earnings Per Share (EPS)

Basic earnings per common share is calculated by dividing net income or loss by the weighted average number of shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. The computation of diluted EPS does not assume conversion, exercise, or contingent issuance of shares that would have an antidilutive effect on earnings per common share. Antidilution results from an increase in earnings per share or reduction in loss per share from the inclusion of potentially dilutive shares in EPS calculations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include: estimates of proved reserves as key components of the Company’s depletion rate for oil properties; accruals of operating costs; estimates of production revenues; and calculating asset retirement obligations. Because there are numerous uncertainties inherent in the estimation process, actual results could differ materially from these estimates.

Fair Value Measurements

The Company adopted fair value accounting for certain financial assets and liabilities that have been evaluated at least annually. The standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the consolidated financial statements, which includes property and equipment, investments carried at cost, deposits and other assets. Impairment analyses will be made of all assets using fair value measurements.

Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by generally accepted accounting principles and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2	Inputs to the valuation methodology include:

–	quoted prices for similar assets or liabilities in active markets;

–	quoted prices for identical or similar assets or liabilities in inactive markets;

–	inputs other than quoted prices that are observable for the asset or liability;

–	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Cash, receivable and payable amounts, accrued expenses and other current liabilities are carried at book value amounts which approximate fair value due to the short-term maturity of these instruments.

3. RECENT ACCOUNTING PRONOUNCEMENTS:

During the year ended September 30, 2009 there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) one of which was SFAS No. 168, Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

4. GOING CONCERN:

At September 30, 2009, the Company has accumulated losses of approximately $5.9 million. The Company does not have sufficient working capital or revenue to sustain its operations. The Company is pursuing equity and/or debt financing to fund operations and execute its plans to acquire additional oil and gas leases and wells. If no additional funds are received, the Company will be forced to rely on existing oil and gas revenue and upon additional funds which may or may not be loaned by an affiliate to preserve the integrity of the corporate entity. No formal commitments or arrangements currently exist with the affiliate to advance or loan funds to the Company. In the event the Company is unable to acquire sufficient funds, the Company’s ongoing operations will be negatively impacted and it may not be able to continue as a going concern. These financial statements have been prepared on the basis that the Company will realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

5. COMMON STOCK:

During the three months ended September 30, 2009, the Company issued 750,000 shares to Brazil Asset Management valued at $52,500 for a additional 12.5% ownership interest in that company, increasing the Company’s ownership to 25%. The Company also issued 750,000 shares valued at $52,500 to Ameribras for consulting services.  The Company issued 971,469 shares to Sabine Operating Services in payment for $68,004 in accounts payable owed by the Company.  The Company also issued 500,000 shares valued at $40,000 to Ameribras increasing the Company’s ownership interest to 25%.  Additional issuances included 250,000 shares valued at $20,000  to Hilton Research, Inc. for consulting services and  1,500,000 shares valued at $75,000 for acquisition of working interest in the Ownbey Nueces wells.  16,667 shares were sold to an investor for $1,000.

During the three months ended June 30, 2009, the Company issued 500,000 shares for consulting services valued at $11,000 and 250,000 shares valued at $5,500 for a 12.5% interest in ThorGeoTrack.

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

6. ASSET IMPAIRMENT:

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

7. INVESTMENT AND CONSULTING AGREEMENTS:

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

8. DISCOUNTED NOTES PAYABLE

During the quarter ended June 30, 2009, the Company issued five notes payable with a face value of $350,000 in exchange for cash of $120,000 received by the Company and $30,000 remitted directly to Ameribras Energy.  The $200,000 discount will be amortized over the life of the notes. Each note included the option to acquire 500,000 shares of the Company’s common stock at $0.10 per share. The fair value of these options granted, estimated on the date of grant, was $0, using the Black-Scholes option-pricing model with the following assumptions:

Expected option life (years)	1.00
Expected volatility	75.00%
Risk-free interest rate	0.50%
Dividend yield	0.00%

a.
In June of 2009, the Company issued 250,000 shares of common stock valued at $5,500 to purchase a 12.5% interest in ThorGeoTrack.  ThorGeoTrack and Ameribras Energy are both owned and managed by Jim Rowton.  Jim Rowton is also a stockholder of the Company.

b.
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

c.
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

.

At the maturity date of each note and subsequent to the date of these financial statements, the Company negotiated the settlement and repayment of each note for 500,000 shares of the Company’s common stock (Note 7).

The Company advanced $112,710 of the proceeds of these notes and  $30,000 was remitted directly to Ameribras Energy.  Since the Company owns 12.5% of Ameribras, the transaction has been accounted for as an account receivable related party.  Due to the uncertainty of collection of these advances ($142,710) a reserve for collectibility has been established for the related party accounts receivable.

9. RELATED PARTY TRANSACTIONS:

The Company conducts substantial transactions with related parties. These related party transactions have a significant impact on the financial condition and operations of the Company. If these transactions were conducted with third parties, the financial condition and operations of the Company could be materially affected.

10. COMMITMENTS AND CONTINGENCIES:

a.
We maintain our corporate offices at 1301 Custer Road #352-1009, , Plano, Texas 75075, and do not pay a monthly base rental .Our lease runs from February 1, 2009 through January 31, 2012 at a cost of approximately $76,800. As of September 30, 2009 the Company’s continuing obligation under the base lease is approximately $60,800.

Year	Amount
2010	24,800
2011	26,800
2012	9,200

$60,800

Rent expense for fiscal years 2009 and 2008 was $22,000 and $20,425, respectively.

11. STOCK BASED COMPENSATION:

During the year ended September 30, 2009, the Company issued stock based compensation valued at $180,000 to officers and directors and an additional stock was issued for services valued at $172,500. In December 2004 FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires companies to recognize in the statement of operations all share-based payments to employees or other parties, including grants of employee stock options based on their fair values.   The Company has not granted any options to employees in the past two fiscal years, but has issued options to certain unrelated parties. (See Note 5)

The following table lists the options outstanding at June 30, 2009.

Grantee	Date of Grant	Exp. Date	Price	# Shares
Pinnacle Consulting Group, Inc.	8/10/2007	1/10/2012	$0.10	100,000
Pinnacle Consulting Group, Inc.	8/10/2007	1/10/2012	$0.15	100,000
John R. Pratt	5/13/2009	5/12/2010	$0.10	500,000
Robert Guzman	6/15/2009	6/14/2010	$0.10	500,000
Robert Guzman	7/15/2009	7/14/2010	$0.10	500,000
Robert Guzman	9/8/2009	9/7/2010	$0.10	500,000
Robert Guzman	9/24/2009	9/24/2010	$0.10	500,000
Total options outstanding at 09/30/2009				2,700,000

The Pinnacle Consulting Group outstanding options were purchased by the holders as part of their purchase of restricted common shares on or about the issue date of the options.  The Pratt and Guzman options were issued as a part of the discounted notes payable on or about the issue date of the options (Note 6).  All of the above options expired unexercised subsequent to September 30, 2009.

12. OIL AND GAS PROPERTIES IMPAIRMENT LOSSES:

The Company recorded an impairment loss of $187,186 for the year ended September 30, 2009. The Company recorded an impairment loss of $34,789 for the year ended September 30, 2008. The impairment loss relates to properties in Kansas. The impairment losses were determined by comparing the future undiscounted net cash flows to the Company’s net book value.

13. NON-CONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY

none

14. SALES OF OIL AND GAS PROPERTIES:

none

15. INCOME TAXES:

The Company computes income taxes using the asset and liability approach. The Company currently has no issue that creates timing differences that would mandate deferred tax expense. Due to the uncertainty as to the utilization of net operating loss carryforwards, a evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded for the twelve months ended September 30, 2009 due to the Company’s net operating loss carryforward from 2008.

At September 30, 2009 and 2008, we have net operating loss carryforwards of approximately $5.9 million and $5.0 million , respectively, remaining for federal income tax purposes. Net operating loss carryforwards may be used in future years to offset taxable income.

The following is a reconciliation of statutory tax expense to our income tax provision:

	September 30,
	2009	2008
Statutory rate	35%	35%
Change in valuation allowance	-35%	-35%

Tax provision	0%	0%

Deferred Income Taxes

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are as follows:

	Septemberr 30,
	2009	2008
Deferred tax assets:
Net operating loss carryforward	$3,385,000	$3,270,000
Oil and gas properties	49,000	100,000
Cash/accrual method differences	61,000	97,000
Total deferred tax assets	3,495,000	3,467,000

Valuation allowance	(3,495,000)	(3,467,000)

Total net deferred tax assets	$—	$—

The Company uses the cash method for income tax reporting purposes and has filed no tax returns since 1998. There are no taxes due because the Company has sustained operating losses for all periods related to the unfiled returns.

16. SUBSEQUENT EVENTS:

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

From October 2010 through January 2011, the Company entered into an agreement with an investor agreeing to pay $500,000 in one year in return from the date of the investment of $135,000.  The investor received  a one year option to acquire 4,200,000 shares of the Company’s common stock for a payment of $0.10 per share.

On December 1, 2010 the Company bought 37.5% working interest in the Ownbey #1 and #3 wells located in Chautauqua County Kansas in exchange for 500,000 shares of the Company’s common stock. Also on this date, the Company bought a 67.5% working interest in the Ownbey #9 and #10 wells on the same lease by issuing 1,026,939 Common Shares.

From February 2011 through April 2011 the Company received $20,500 from investors for the issuance of 726,190 common shares.

On May 5,2011 the Company issued 140,000 common shares to Scott Duperow for consulting services.

On May 11, 2011, the Company was served an Order instituting Administrative Proceeding and Notice of Hearing from the Securities and Exchange Commission.  At this time, the SEC suspended the Company’s trading and the Company was removed from yield statuss to suspension.  This Administrative Hearing was filed because the Company was late filing quarterly and annual reports.  Motions and Briefs have been filed by both sides and there is a telephonic pre-hearing conference with the Administrative Law Judge scheduled for August 12, 2011.  At the August 12, 2011 pre-hearing conference, the Administrative Law Judge directed the Company to file the September 30, 2009 Form 10-K annual report no later than August 17, 2011.
The company is working diligently to get all of its filings completed.  Even though the Company may complete all of its delinquent filings, the Administrative Law Judge may still decide to revoke the registration of each class of security that is traded on behalf of the Company

In the month of July 2011. the Company received $20,000 from investors for the issuance of 1,000,000 common shares.

The following table illustrates the foregoing common stock transactions since the date of these financial statements:

Category	Shares	Options	Warrants
Cash	3,249,523
Debt Issuance		7,483,334	500,000
Debt Settlement	1,000,000
Interest Payment	43,751
Services	10,106,025
Investments	1,422,500
Ownbey Lease Acquisitions	1,976,939
Compensation	21,048,969
Total	38,847,707	7,483,334	500,000

13. SUPPLEMENTARY DISCLOSURE AND OIL AND GAS INFORMATION -UNAUDITED:
Results of operations for oil and gas producing activities are as follows:

	For The Year Ended Nov. 30,
	2009	2008
Oil and gas sales	$51,726	$286,605
Production costs	67,672)	236,980)
Depreciation, depletion, amortization and accretion	8,068)	39,497)
Impairment of oil and gas properties	—	62,086)

	24,014)	51,958)
Income tax benefit	—	—

Results of Operations Excluding Selling, General and Administrative and Joint Venture Activities	$(24,014)	$51,958)

Capitalized costs relating to oil and gas producing activities are as follows:

	November 30,
	2009	2008
Property (acreage costs) — Proved	$116,514	$165,926
Producing assets	402,025	581,647

	518,539	747,573
Less: depreciation depletion and amortization	(468,948)	(,954)

Net Capitalized Costs	$49,591	$57,619

Oil and Gas Reserve Quantities
An independent petroleum engineer determined estimated reserves and related valuations for the Chautauqua County, Kansas properties. Estimates of proved reserves are inherently imprecise and are subject to revisions based on production history, results of additional exploration and development and other factors. Proved reserves are reserves judged to be economically producible in future years from known reservoirs under existing economic and operating conditions. Proven developed reserves are expected to be recovered through existing wells, equipment and operating methods. The Company has varying interests in the wells and does not have access to sufficient data to prepare an engineering report. The Company believes that the reserve quantities would not materially affect the Company’s total estimated reserves and valuations at this time.

Following is a summary of the changes in estimated proved developed and undeveloped oil and gas reserves of the Company for the years ended September 30, 2009 and 2008:

	Oil	Gas
	(BBL)	(MCF)
Proved Reserves September 30, 2007	6,420	—
Revisions to previous estimates	(917)	—
Purchases	—	—
Production	183	(—)
Sales, transfers and retirements	---	—

Proved Reserves September 30, 2008	5,320	—
Revisions to previous estimates	4,055	(—)
Purchases	440	—
Production	(495)	(—)
Sales, transfers and retirements	—	—

Proved Reserves September 30, 2009	9,320	—

Standardized Measure of Discounted Cash Flows Relating to Proved Oil and Gas Reserves

The Financial Accounting Standards Board (FASB) prescribes guidelines for computing a standardized measure of future net cash flows relating to estimated proven reserves. The Company has followed these guidelines, which are briefly discussed in the following paragraph.

Future cash inflows and future production and development costs were determined by applying the unweighted arithmetic 12 month average within the year 2009. For 2008 we applied year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes, if any, are computed by using statutory rates including consideration for previously legislated future statutory depletion rates. The resulting future net cash flows are reduced to present value amount by applying a 10% annual discount factor. The assumptions used to compute the standardized measure are those prescribed by the FASB and, as such, do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves or their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

Presented below is the standardized measure of discounted future net cash flows relating to proved oil and gas reserves as of September 30, 2009 and 2008.

	September 30,
	2009	2008
Future cash inflows	$324,250	$903,940
Future production costs	(109,510)	(362,480)

Future net cash flows	213,540	541,460
10% annual discount for estimated timing of cash flows	(38,500)	(57,379)

Standardized measure of discounted future net cash	$175,040	$484,081

Standardized measure of discounted future net cash flows, beginning of year	$484,081	$139,799

Sales of oil and gas produced, net of production costs	(171,484)	17,618
Net changes in prices and production costs	26,696	21,250
Revisions to previous quantity estimates	(1,389)	6,642
Net change from sales, transfers and disposals of minerals in place	—	4,212
Accretion of discount	164,253	169,391
Net change in income taxes	—	—
Other — prior period adjustment		—

Standardized measure of discounted future net cash flows, end of year	$175,040	$352,270

Quarterly Financial Data (Unaudited)

Results of operations and net income (loss) are presented in the following table:

				Net Income
				(Loss)
				Per Share
	Total	Operating	Net	Basic &
	Revenues	Income (Loss) 1	Income (Loss)	Diluted
2009
lst Quarter	$10,146	$(266,768)	$(273,153)	$(0.00)
2nd Quarter	1,224	(53,360)	(57,039)	(0.00)
3rd Quarter	1,219	(64,492)	(64,492)	(0.00)
4th Quarter	3,148	(319,994)	(309,930)	(0.00)

Total	$15,737	$(704,614)	$(704,614)	$(0.00)

2008
lst Quarter	$17,089	$(127,791)	$(124,261)	$(0.00)
2nd Quarter	4,116	(108,561)	(104,445)	(0.00)
3rd Quarter	8,366	(62,660)	(62,660)	(0.00)
4th Quarter	17,267	(167,382)	(168,314)	(0.00)

Total	$46,838	$466,394	$459,680	$0.00

1	Operating income is oil and gas sales less oil and gas production costs, depreciation, depletion and amortization, selling, general and administrative expenses and gain on sale of properties.

Item 9. Changes In and Disagreements with Accountants and Financial Disclosure.

NONE

Item 9A (T). Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, management has concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported. Management is currently looking for a professional accounting person to become part of its management team in an effort to provide not only complete but timely reports to the Securities and Exchange Commission as required by its rules and forms.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Limitations on the Effectiveness of Controls. Our management, including the CEO/CFO, does not expect that its disclosure controls or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO/CFO evaluation of our disclosure controls and the company’s internal controls included a review of the controls objectives and design, the controls implementation by the company and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, the CEO and CFO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-QSB and annual report on Form 10-KSB. Our internal controls are also evaluated on an ongoing basis by other personnel in the company’s organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; the company’s intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (reflecting improvements and corrections) as conditions warrant.

Among other matters, the company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in the our internal controls. This information was important both for the controls evaluation generally and because item 5 in the Section 302 Certifications of the CEO and CFO requires that the CEO and CFO disclose that information to the Audit Committee of our Board and to our independent auditors and report on related matters in this section of the Report. In the professional auditing literature, “significant deficiencies” represent control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious significant deficiency where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, the company considered what revision, improvement and/or correction to make in accordance with the on-going procedures.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current executive officers and directors, their ages and present positions with American Resource Technologies, Inc. are identified below. Our directors hold office until the annual meeting of the shareholders following their election or appointment and until their successors have been duly elected and qualified. Our officers are elected by and serve at the pleasure of our Board of Directors.

NAME	AGE	POSITION
B. Fred Oden	54	CEO President and Director
M.H. McIlvain	63	Exec. V.P., CFO and Director
Hugh Fowler Patricia Wilson	5453	Secretary/Treasurer and Director CIO

B FRED ODEN is the Chief Executive Officer, President and Director of American Resource Technologies, Inc. since November 15, 2004.  Mr. Oden has 30 years experience in the oil and gas industry, ranging from pipeline refinery construction to oil and gas operations.  A sociology and law enforcement graduate of Lamar State University, Beaumont, Texas.

M. H. MCILVAIN, is the Executive Vice President and CFO of the company.  He has been a Director since 2004.  Mr. McIlvain is a graduate of the University of Kansas, Lawrence, Kansas with both a Business Degree and a Masters of Finance Degree.  He has more than 30 years experience in the oil and gas industry in Texas, Oklahoma and Kansas.

HUGH FOWLER has been a Vice President and Director of the Company since November 15, 2004.  He is a Business Administration Graduate of Stephen F. Austin University, Nacogdoches, Texas and since 1977 has worked in the oil and gas industry, primarily in Southeastern, Kansas.

PATRICIA WILSON has been the Chief Information Officer of the company since 2009.  Ms. Wilson is a graduate of the University of Texas at Dallas, She has more than 25 years experience in the public company arena working from Vice President levels all the way up to CEO.

Item 11. Executive Compensation.

Overview

Our executive compensation program is designed to create strong financial incentive for our officers to increase revenues, profits, operating efficiency and returns, which we expect to lead to an increase in shareholder value. Our Board of Directors conduct periodic reviews of the compensation and benefits programs to ensure that they are properly designed to meet corporate objectives, overseeing of the administration of the cash incentive and equity-based plans and developing the compensation program for the executive officers. Our executive compensation program includes five primary elements. Three of the elements are performance oriented and taken together; all constitute a flexible and balanced method of establishing total compensation for our executive officers. The elements are a) base salary, b) annual incentive plan awards, c) stock-based compensation, d) benefits and e) severance/change-in-control compensation.

Role of our Executive Officers in Establishing Compensation

Our Chief Executive Officer provides recommendations to the Board of Directors in its evaluation of our executive officers, including recommendations of individual cash and equity compensation levels for executive officers.

Summary Compensation Table

The following table sets forth the annual and long-term compensation with respect to the fiscal years ended September 30, 2009 and 2008 paid or accrued by us to or on behalf of the executives officers named:

				Long Term Compensation
				Awards
				Restricted	Securities
		Annual Compensation		Stock	Underlying
Name and Position	Year	Salary ($)	Bonus ($)	Awards ($)	Options (#)
B. Fred Oden	2009	0	—	1,500,000	—
CEO, President & Director	2008	0	—	—	—

Mike McIlvain	2009	0	—	1,500,000	—
Exec VP, CFO & Director	2008	0	—	—	—

Hugh Fowler	2009	0	—	1,500,000	----
Secretary-Treasurer & Director	2008	—	—	---	---

Option Grants in the Last Fiscal Year

There were no options granted to the executive officers in fiscal years 2009 and 2008.

Employment Agreements

None

Compensation of Directors

None

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation Philosophy and Objectives

The following objectives guide the Board of Directors in its deliberations regarding executive compensation matters:

•	Provide a competitive compensation program that enables us to retain key executives;

•	Ensure a strong relationship between our performance results and those of our segments and the total compensation received by an individual;

•	Balance annual and longer term performance objectives;

•	Encourage executives to acquire and retain meaningful levels of common shares; and

•	Work closely with the Chief Executive Officer to ensure that the compensation program supports our objectives and culture.

We believe that the overall compensation of executives should be competitive with the market in which we compete for executive talent. This market consists of both the oil and gas exploration industry and oil and gas service-based industries in which we compete for executive talent. In determining the proper amount for each compensation element, we review publicly available compensation data, as well as the compensation targets for comparable positions at similar corporations within these industries. We also consider the need to maintain levels of compensation that are fair among our executive officers given differences in their respective responsibilities, levels of accountability and decision authority.

Termination of Employment and Change of Control Arrangement

There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the stock ownership of the officers, directors and shareholders holding more than 5% of the common stock of American Resource Technologies, Inc. as of September 30, 2009:

	NAME AND ADDRESS		PERCENT OF
TITLE OF CLASS	OF OWNER	AMOUNT OWNED	CLASS
Common stock	Eric Oden	1,545,000	5.4%

Common stock	B. Fred Oden	1,847,050	6.5%

Common stock	M. H. McIlvain	1,537,560	5.4%

Common Stock	Hugh Fowler	1,606,281	5.6
All Directors and Officers as a Group		4,990,891	17.50%

Item 13. Certain Relationships and Related Transactions and Director Independence.

All of the operations conducted in the field on behalf of our company are conducted by Sabine Operating Services. (Sabine). Our president, Fred Oden, owns 100% of the common stock of Sabine. In the past, no compensation was paid to Sabine or Fred Oden for the ownership of Sabine or for the management activities conducted by Sabine. However, we did pay an administration fee for Sabine to operate our wells.  This fee is included in the monthly expenses we received from Sabine.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements on Form 10-K and the reviews of the financial reports included in our Quarterly Reports on Form 10-Q for the years ended September 30, 2009 and 2008 amounted to $21,000 and $27,000, respectively.

Tax Fees

No fees were billed by our auditors for professional services in connection with tax compliance, tax advice or tax planning for the years ended September 30, 2009 and 2008.

All Other Fees

No fees were billed by our auditors for products and services other than those described above under “Audit Fees” and “Tax Fees” for the year ended September 30, 2009 and 2008.

Board of Directors Pre-Approval Policies and Procedures

In December 2003, the Board of Directors adopted polices and procedures for pre-approving all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. Under the policy, our independent auditors are prohibited from performing certain non-audit services and are pre-approved to perform certain other non-audit and tax related services provided that the aggregate fees for such pre-approved non-audit and tax related services do not exceed a pre-set minimum.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statement Schedules

The following have been made part of this report and appear in Item 8 above.

Report of Independent Registered Public Accounting Firm

Balance Sheets — September 30, 2009 and 2008
Statements of Operations—
For The Years Ended September 30, 2009 and 2008

Statements of Cash Flows—
For The Years Ended September 30, 2009 and 2008

Notes to Financial Statements

Exhibits

Exhibit Number	Description
31.1	Certification of our President, Chief Executive Officer and Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our President, Chief Executive Officer and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of August, 2011.

AMERICAN RESOURCE TECHNOLOGIES, INC.

B. Fred Oden, III

SIGNATURE:	/s/ B. Fred Oden, III
President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on this 17th day of August, 2011
.
B. Fred Oden, III
B.
Signature	Capacity
/s/ B. Fred Oden, III	President, Chief Executive Officer and Chief Financial Officer